Form 10-Q/A
period 1996-06-30
CAPITAL PREFERRED YIELD FUND
filed 1996-08-14
CIK 853158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    June 30, 1996
                               -------------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                      to
                                -------------------    -------------------------
Commission file number                           0-19164
                       ---------------------------------------------------------

         Capital Preferred Yield Fund, A California Limited Partnership
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             California                                   68-0190817
      -----------------------               ------------------------------------
      (State of organization)               (I.R.S. Employer Identification No.)

7175 West Jefferson Avenue, Suite 4000
          Lakewood, Colorado                                80235
- - ----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)


        Registrant's telephone number, including area code (303) 980-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No    .
                                      ---     ---

                        Exhibit Index appears on Page 12

                               Page 1 of 13 Pages

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                                  June 30, 1996


                                Table of Contents
                                -----------------


PART I.  FINANCIAL INFORMATION                                             PAGE
                                                                           ----

    Item 1.  Financial Statements (Unaudited)

             Balance Sheets-June 30, 1996 and December 31, 1995             3

             Statements of Income - Three and Six months ended
             June 30, 1996 and 1995                                         4

             Statements of Cash Flows - Six months ended
             June 30, 1996 and 1995                                         5

             Notes to Financial Statements                                  6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     7-11


PART II. OTHER INFORMATION


    Item 1.  Legal Proceedings                                             12

    Item 6.  Exhibits and Reports on Form 8-K                              12

             Signature                                                     13

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)


                                                          June 30,  December 31,
                                ASSETS                     1996         1995
                                                       -----------  ------------

Cash and cash equivalents                              $ 4,560,729   $ 4,492,487
Accounts receivable, net                                   541,121       435,466
Inventory held for sale or re-lease                      2,246,586             -
Net investment in direct finance leases                  6,579,840     8,730,002
Leased equipment, net                                   16,799,403    23,859,022
                                                       -----------   -----------

Total assets                                           $30,727,679   $37,516,977
                                                       ===========   ===========

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Payable to affiliates                                  $    56,527   $   121,065
Accounts payable and accrued liabilities                 1,045,454       587,399
Rents received in advance                                  203,478       260,394
Distributions payable to partners                          927,040       955,382
Discounted lease rentals                                 6,297,456     9,146,266
Financed operating lease rentals                         1,442,270     1,594,646
                                                       -----------   -----------

Total liabilities                                        9,972,225    12,665,152
                                                       -----------   -----------

PARTNERS' CAPITAL:

General partner                                                  -             -
Limited partners:
         Class A                                        17,893,077    21,715,744
         Class B                                         2,862,377     3,136,081
                                                       -----------   -----------

Total partners' capital                                 20,755,454    24,851,825
                                                       -----------   -----------

Total liabilities and partners' capital                $30,727,679   $37,516,977
                                                       ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                      Three Months Ended            Six Months Ended
                                                           June 30,                     June 30,
                                                  ---------------------------   -----------------------
                                                     1996             1995         1996         1995
                                                  ----------       ----------   ----------   ----------
Revenue:
  Operating lease rentals                         $  2,339,550     $  3,329,417 $  4,885,955 $  7,270,783
  Direct finance lease income                          301,665          485,394      556,090      894,422
  Equipment sales margin                               222,562          300,836      392,099      419,538
  Interest income                                       49,853           40,561      102,040       64,828
                                                  ------------     ------------ ------------ ------------
         Total revenue                               2,913,630        4,156,208    5,936,184    8,649,571
                                                  ------------     ------------ ------------ ------------

Expenses:
  Depreciation and amortization                      1,591,957        2,525,080    3,480,236    5,470,964
  Management fees paid to general partner              169,630          271,198      351,770      548,941
  Direct services from general partner                  30,601           24,223       56,324       50,674
  Interest on discounted lease rentals                 137,025          308,702      300,349      672,771
  Interest on financed operating lease rentals          27,785                -       56,955            -
  General and administrative                           234,432           51,954      298,156      121,253
  Provision for losses                                 430,000          125,000      805,000      125,000
                                                  ------------     ------------ ------------ ------------
         Total expenses                              2,621,430        3,306,157    5,348,790    6,989,603
                                                  ------------     ------------ ------------ ------------

Net income                                        $    292,200     $    850,051 $    587,394 $  1,659,968
                                                  ============     ============ ============ ============

Net income allocated:
  To the general partner                          $    103,324     $    104,141 $    206,740 $    207,330
  To the Class A limited partners                      175,600          693,497      353,897    1,350,565
  To the Class B limited partner                        13,276           52,413       26,757      102,073
                                                  ------------     ------------ ------------ ------------

                                                  $    292,200     $    850,051 $    587,394 $  1,659,968
                                                  ============     ============ ============ ============

  Net income per weighted average Class A
      limited partner unit outstanding            $       0.69     $       2.73 $       1.40 $       5.31
                                                  ============     ============ ============ ============

  Weighted average Class A limited partner
       units outstanding                               252,826          254,235      252,992      254,419
                                                  ============     ============ ============ ============


   The accompanying notes are an integral part of these financial statements.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Six months ended
                                                                June 30,
                                                      --------------------------
                                                         1996           1995
                                                      -----------  -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES             $ 8,289,716  $ 11,064,080
                                                      -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases from affiliate of equipment on
    operating leases                                     (496,235)     (726,191)
  Investment in direct finance leases, acquired
    from affiliate                                        (11,945)     (194,897)
                                                      -----------  ------------

Net cash used in investing activities                    (508,180)     (921,088)
                                                      -----------  ------------

Cash flows from financing activities:
  Principal payments on financed operating lease
    rentals                                              (152,376)            -
  Principal payments on discounted lease rentals       (2,848,810)   (5,208,630)
  Distributions to partners                            (4,622,570)   (4,632,431)
  Redemptions of limited partner units                    (89,538)      (60,126)
                                                      -----------  ------------

Net cash used in financing activities                  (7,713,294)   (9,901,187)
                                                      -----------  ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  68,242       241,805

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        4,492,487     2,435,555
                                                      -----------  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 4,560,729  $  2,677,360
                                                      ===========  ============

Supplemental disclosure of cash flow information:
  Interest paid on discounted lease rentals           $   300,349  $    672,771
  Interest paid on financed operating lease rentals        56,955             -


   The accompanying notes are an integral part of these financial statements.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of the general partner, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1995 has been derived from the audited financial statements included in the Partnership's 10-K. For further information, refer to the financial statements of Capital Preferred Yield Fund, A California Limited Partnership (the "Partnership"), and the related notes, included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, previously filed with the Securities and Exchange Commission.

2.   Equipment Purchases
     -------------------

     During the six months ended June 30, 1996, the Partnership purchased from Capital Associates International, Inc. ("CAII"), the Class B limited partner and an affiliate of the general partner, the equipment under lease listed below. The Partnership purchased the equipment at cost to CAII. The Partnership reached its front-end fee cap, as defined in the Partnership Agreement, during a prior fiscal year. Accordingly, CAII did not receive any acquisition fees on equipment sold to the Partnership during the six months ended June 30, 1996.
                                                                      Total
                                          Equipment                 Equipment
              Lessee                     Description              Purchase Price
      ---------------------------     ------------------          --------------

      Consolidated Diesel Company     Copier                        $   11,945
      Consolidated Diesel Company     Boring machine                    28,500
      Alliant Techsystems, Inc.       Computer equipment               210,159
      Wagner College                  Computer equipment                68,722
      Henry General Hospital          Medical equipment                112,000
      Wagner College                  Computer equipment                76,854
                                                                    ----------
                                                                    $  508,180
                                                                    ==========

3.   Equipment Held for Sale or Re-lease

     Equipment held for sale or re-lease, recorded at the lower of cost or market value expected to be realized, consists of equipment previously leased to end users which has been returned to the Partnership following lease expiration.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
- - ---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income.



                                 Condensed Statements of                         Condensed Statements of
                               Income for the three months    The effect on     Income for the six months   The effect on
                                      ended June 30,          net income of          ended June 30,         net income of
                               ---------------------------   changes between    -------------------------  changes between
                                    1996           1995         periods             1996          1995         periods
                               ------------   ------------   ---------------    ------------  -----------  ---------------

Leasing margin                 $  884,448     $   981,029    $    (96,581)  $ 1,604,505     $ 2,021,470    $    (416,965)
Equipment sales margin            222,562         300,836         (78,274)      392,099         419,538          (27,439)
Interest income                    49,853          40,561           9,292       102,040          64,828           37,212
Management fees paid to
   general partner               (169,630)       (271,198)        101,568      (351,770)       (548,941)         197,171
Direct services from general
    partner                      (30, 601)        (24,223)         (6,378)      (56,324)        (50,674)          (5,650)
General and administrative       (234,432)        (51,954)       (182,478)     (298,156)       (121,253)        (176,903)
Provision for losses             (430,000)       (125,000)       (305,000)     (805,000)       (125,000)        (680,000)
                               ----------     -----------   -------------  ------------    ------------   --------------

Net income                     $ 292,200      $   850,051     $  (557,851) $    587,394     $ 1,659,968     $ (1,072,574)
                               ==========     ===========     ===========  =============    ===========     ============


The Partnership entered its liquidation period (as set forth in the Partnership Agreement) in April 1996. As the liquidation period commences, purchases of equipment under lease will cease (other than for prior commitments and equipment upgrades), initial leases are expiring and the amount of equipment being remarketed (i.e., re-leased, renewed, or sold) is increasing. Because a leasing portfolio declines in size as it matures, these circumstances have resulted in a decline in the Partnership's leasing portfolio (referred to in further discussions as "portfolio run-off").

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued
- - ---------------------

LEASING MARGIN

Leasing margin consists of the following:


                                                             Three months ended                   Six months ended
                                                                  June 30,                            June 30,
                                                     -------------------------------       ------------------------------
                                                          1996             1995                 1996            1995
                                                     --------------   --------------       -------------   --------------

Operating lease rentals                              $ 2,339,550       $ 3,329,417          $ 4,885,955      $ 7,270,783
Direct financing lease income                            301,665           485,394              556,090          894,422
Depreciation and amortization                         (1,591,957)       (2,525,080)          (3,480,236)      (5,470,964)
Interest expense on related financed
  operating lease rentals                                (27,785)                -              (56,955)               -
Interest expense on related discounted
  lease rentals                                         (137,025)         (308,702)            (300,349)        (672,771)
                                                     -----------       -----------          -----------      -----------
   Leasing margin                                    $   884,448       $   981,029          $ 1,604,505      $ 2,021,470
                                                     ===========       ===========          ===========      ===========

   Leasing margin ratio                                       33%               26%                  29%              25%
                                                              ==                ==                   ==               ==

The components of leasing margin have declined and are expected to decline further due to portfolio run-off. Leasing margin ratio increased primarily because a portion of the Partnership's portfolio consists of operating leases financed with non-recourse debt (including both discounted lease rentals and financed operating lease rentals). Leasing margin and the related leasing margin ratio for an operating lease financed with non-recourse debt increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt is repaid.

The ultimate rate of return on leases depends, in part, on the general level of interest rates at the time the leases are originated. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate changes in the capital markets). Interest rates declined from 1990 until the early part of 1994. The lease rates on equipment purchased by the Partnership during this period reflect this low interest rate environment. This will result in corresponding reductions in the ultimate overall yields to the partners. Annual average 5-year U.S. Treasury yields for the past six years were as follows:

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued
- - ---------------------

LEASING MARGIN, continued

Annual average 5-year U.S. Treasury Yield

       Year           Yield

       1990           8.37
       1991           7.37
       1992           6.19
       1993           5.14
       1994           6.69
       1995           6.53

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:


                                                             Three months ended                   Six months ended
                                                                  June 30,                            June 30,
                                                     -------------------------------       ------------------------------
                                                          1996             1995                 1996            1995
                                                     --------------   --------------       -------------     ------------

Equipment sales revenue                              $  1,326,693      $ 1,037,303          $  1,897,769     $  1,501,833
Cost of equipment sales                                (1,104,131)        (736,467)           (1,505,670)      (1,082,295)
                                                     ------------      -----------          ------------     ------------

   Equipment sales margin                            $    222,562      $   300,836          $    392,099     $    419,538
                                                     ============      ===========          ============     ============


The Partnership is in its liquidation period. Currently, a portion of the Partnership's initial leases are expiring and equipment is being remarketed (i.e., re-leased or sold to either the original lessee or a third party) and, accordingly, the timing and amount of equipment sales cannot be projected accurately.

INTEREST INCOME

Interest income increased due to an increase in cash available for investment as well as an increase in interest rates.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued
- - ---------------------

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

Residual values are established equal to the estimated value to be received from the equipment following termination of the lease. In estimating such values, the Partnership considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease the equipment. The nature of the Partnership's leasing activities is that it has credit exposure and residual value exposure and, accordingly, in the ordinary course of business, it will incur losses from those exposures. The Partnership performs ongoing quarterly assessments of its assets to identify other-than-temporary losses.

The provision for losses recorded for the six months ended June 30, 1996 was primarily related to equipment which has been, or will be, returned to the Partnership. The Partnership had previously expected to realize the carrying value of this equipment through lease renewals and proceeds from the sale of the equipment to the original lessees. The fair market value of the equipment re-leased or sold to a third party is less than anticipated as described below:

*   $320,000 related to bankrupt lessees.
* $150,000 related to a lessee returning an aircraft, with a carrying value of $1,250,000, to the Partnership.
* $130,000 related to a lessee experiencing severe financial difficulties. The lessee has notified the Partnership that it will be returning the equipment currently under lease.
* $95,000 related to lessees returning modular buildings, computer equipment, a telephone system and hospital equipment to the Partnership.

In addition, there was $110,000 related to the sale of equipment having a lower fair market value than originally anticipated.

The provision for losses recorded during the six months ended June 30, 1995 was primarily related to a lessee returning medical equipment to the Partnership. The Partnership had previously expected to realize the carrying value of this equipment through lease renewals and proceeds from sale of the equipment to the original lessee. The fair market value of the equipment re-leased or sold to a third party was considerably less than anticipated.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued
- - ---------------------

EXPENSES

Management fees paid to the general partner decreased primarily as a result of portfolio run-off. General and administrative expenses increased primarily due to $104,027 reimbursed to the general partner for insurance costs related to prior years and increased storage costs for warehoused inventory.


Liquidity and Capital Resources
- - -------------------------------

The Partnership funds its operating activities principally with cash from rents, non-recourse debt, interest income and sales of off-lease equipment. Available cash and cash reserves of the Partnership are invested in interest bearing cash accounts and short-term U.S. Government securities pending additional equipment acquisitions and distributions to the partners.

During the six months ended June 30, 1996, the Partnership purchased equipment under lease for a total equipment purchase price of $508,180. All such equipment was purchased from Capital Associates International, Inc. ("CAII"), the Class B limited partner and an affiliate of the general partner. The Partnership entered its liquidation period (as defined in the Partnership Agreement) in April 1996. During the liquidation period, purchases of equipment under lease will cease (other than for prior commitments or for equipment upgrades). At June 30, 1996, the Partnership had commitments to purchase $1.1 million of additional equipment that satisfied the Partnership's acquisition criteria. The Partnership expects to acquire this equipment during the remainder of 1996.


During the six months ended June 30, 1996, the Partnership declared distributions to the partners of $4,594,228 ($927,040 of which was paid during July 1996). A substantial portion of such distributions constituted a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by the Partnership which exceeds its net income for the fiscal period may be deemed a return of capital. However, the total return on capital over the Partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after the initial lease terms expire) have been realized at the termination of the Partnership.

The general partner believes that the Partnership will generate sufficient cash flow from operations during the remainder of 1996 to (1) meet current operating requirements and (2) fund cash distributions to the Class A limited partners in accordance with the Partnership Agreement. Distributions during the liquidation period will be based upon cash availability and will vary and all distributions are expected to be a return of capital for economic purposes.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

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


Item 6.   Exhibits and Reports on Form 8-K

          (a) None

          (b) The Partnership did not file any reports on Form 8-K during the three months ended June 30, 1996.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CAPITAL PREFERRED YIELD FUND

                                        A California Limited Partnership

                                        By:  CAI Partners Management Company


Dated: August 13, 1996                  By:  /s/ John E. Christensen
                                             -----------------------
                                             John E. Christensen
                                             Senior Vice President,
                                             Chief  Administrative  Officer  and
                                             Director