Form 10-Q
period 1996-09-30
CAPITAL PREFERRED YIELD FUND
filed 1996-10-31
CIK 853158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended          September 30, 1996
                                     -------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                      to
                                     --------------------    -------------------
      Commission file number                           0-19164
                             ---------------------------------------------------

         Capital Preferred Yield Fund, A California Limited Partnership
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      California                                        68-0190817
-----------------------                     ------------------------------------
(State of organization)                     (I.R.S. Employer Identification No.)

7175 West Jefferson Avenue, Suite 4000
         Lakewood, Colorado                                80235
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)


        Registrant's telephone number, including area code (303) 980-1000
                                                           --------------

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

                        Exhibit Index appears on Page 13

                               Page 1 of 14 Pages

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                               September 30, 1996


                                Table of Contents
                                -----------------


PART I.     FINANCIAL INFORMATION                                          PAGE
                                                                           ----
    Item 1.   Financial Statements (Unaudited)

              Balance Sheets-September 30, 1996 and December 31, 1995       3

              Statements of Income - Three and Nine months ended
              September 30, 1996 and 1995                                   4

              Statements of Cash Flows - Nine months ended
              September 30, 1996 and 1995                                   5

              Notes to Financial Statements                                 6

    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    8-12


PART II.    OTHER INFORMATION


    Item 1.   Legal Proceedings                                            13

    Item 6.   Exhibits and Reports on Form 8-K                             13

              Signature                                                    14

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)


                                                     September 30,  December 31,
ASSETS:                                                   1996          1995
                                                     -------------  ------------


Cash and cash equivalents                              $ 4,069,687   $ 4,492,487
Accounts receivable, net                                   519,004       435,466
Inventory held for sale or re-lease                      1,261,236             -
Net investment in direct finance leases                  5,850,320     8,730,002
Leased equipment, net                                   15,982,842    23,859,022
                                                       -----------   -----------

Total assets                                           $27,683,089   $37,516,977
                                                       ===========   ===========

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:

Payable to affiliates                                  $    73,713   $   121,065
Accounts payable and accrued liabilities                   549,111       587,399
Rents received in advance                                  319,794       260,394
Distributions payable to partners                        1,521,012       955,382
Discounted lease rentals                                 5,227,216     9,146,266
Financed operating lease rentals                         1,370,806     1,594,646
                                                       -----------   -----------

Total liabilities                                        9,061,652    12,665,152
                                                       -----------   -----------

PARTNERS' CAPITAL:

General partner                                                  -             -
Limited partners:
         Class A                                        15,802,913    21,715,744
         Class B                                         2,818,524     3,136,081
                                                       -----------   -----------

Total partners' capital                                 18,621,437    24,851,825
                                                       -----------   -----------

Total liabilities and partners' capital                $27,683,089   $37,516,977
                                                       ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                                Three Months Ended               Nine months Ended
                                                                   September 30,                    September 30,
                                                          ------------------------------   -----------------------------
                                                               1996            1995            1996            1995
                                                          --------------    ------------   ------------     ------------
REVENUE:
  Operating lease rentals                                   $ 2,229,013     $ 3,084,438     $ 7,114,968     $10,355,221
  Direct finance lease income                                   335,366         380,296         891,456       1,274,718
  Equipment sales margin                                        939,667         315,577       1,331,766         735,115
  Interest income                                                52,125          39,781         154,165         104,609
                                                            -----------     -----------     -----------     -----------
         Total revenue                                        3,556,171       3,820,092       9,492,355      12,469,663
                                                            -----------     -----------     -----------     -----------

EXPENSES:
  Depreciation and amortization                               1,457,668       2,311,822       4,937,904       7,782,786
  Management fees paid to general partner                       193,093         218,869         544,863         767,810
  Direct services from general partner                           17,647          20,098          73,971          70,772
  Interest on discounted lease rentals                          114,142         256,475         414,491         929,246
  Interest on financed operating lease rentals                   18,685               -          75,640               -
  General and administrative                                     70,232          51,478         368,388         172,731
  Provision for losses                                                -               -         805,000         125,000
                                                            -----------     -----------     -----------     -----------
         Total expenses                                       1,871,467       2,858,742       7,220,257       9,848,345
                                                            -----------     -----------     -----------     -----------

NET INCOME                                                  $ 1,684,704     $   961,350     $ 2,272,098     $ 2,621,318
                                                            ===========     ===========     ===========     ===========

NET INCOME ALLOCATED:
  To the general partner                                    $   170,752     $   105,089     $   377,492     $   312,419
  To the Class A limited partners                             1,407,573         796,094       1,761,470       2,146,659
  To the Class B limited partner                                106,379          60,167         133,136         162,240
                                                            -----------     -----------     -----------     -----------

                                                            $ 1,684,704     $   961,350     $ 2,272,098     $ 2 621,318
                                                            ===========     ===========     ===========     ===========

  Net income per weighted average Class A
      limited partner unit outstanding                      $      5.57     $      3.14     $      6.97     $      8.44
                                                            ===========     ===========     ===========     ===========

  Weighted average Class A limited partner
       units outstanding                                        252,492         253,917         252,820         254,250
                                                            ===========     ===========     ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                          Nine months ended
                                                                             September 30,
                                                                   --------------------------------
                                                                       1996                1995
                                                                   ------------        ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                          $ 12,876,256        $ 16,187,858
                                                                   ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases from affiliate of equipment on operating leases          (1,095,366)           (993,087)
  Investment in direct finance leases, acquired from affiliate         (123,945)           (268,533)
                                                                   ------------        ------------

Net cash used in investing activities                                (1,219,311)         (1,261,620)
                                                                   ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on financed operating lease rentals               (130,841)                 -
  Principal payments on discounted lease rentals                     (4,012,049)         (7,396,162)
  Distributions to partners                                          (7,823,079)         (6,967,606)
  Redemptions of limited partner units                                 (113,776)            (85,923)
                                                                   ------------        ------------

Net cash used in financing activities                               (12,079,745)        (14,449,691)
                                                                   ------------        ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (422,800)            476,547

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      4,492,487           2,435,555
                                                                   ------------        ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  4,069,687        $  2,912,102
                                                                   ============        ============

Supplemental disclosure of cash flow information:
         Interest paid on discounted lease rentals                 $    414,491        $    929,246
         Interest paid on financed operating lease rentals               75,640                   -



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

2.   Equipment Purchases
     -------------------

     During the nine months ended September 30, 1996, the Partnership purchased from Capital Associates International, Inc. ("CAII"), the Class B limited partner and an affiliate of the general partner, the equipment under lease listed below. The Partnership purchased the equipment at cost to CAII. The Partnership reached its front-end fee cap, as defined in the Partnership Agreement, during a prior fiscal year. Accordingly, CAII did not receive any acquisition fees on equipment sold to the Partnership during the nine months ended September 30, 1996.
                                                                       Total
                                       Equipment                     Equipment
         Lessee                        Description                Purchase Price
         ------                        -----------                --------------

     Consolidated Diesel Company       Copier                        $    11,945
     Consolidated Diesel Company       Boring machine                     28,500
     Alliant Techsystems, Inc.         Computer equipment                210,159
     Wagner College                    Computer equipment                 68,722
     Henry General Hospital            Medical equipment                 112,000
     Wagner College                    Computer equipment                 76,854
     Sarif                             Manufacturing equipment           610,000
     Wagner College                    Computer equipment                 33,604
     Wagner College                    Computer equipment                 67,527
                                                                     -----------

                                                                     $ 1,219,311
                                                                     ===========

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.   Equipment Held for Sale or Re-lease
     -----------------------------------

     Equipment held for sale or re-lease, recorded at the lower of cost or market value expected to be realized, consists of equipment previously leased to end users which has been returned to the Partnership following lease expiration.

4.   Bankrupt Lessee
     ---------------

     Anchor Glass filed for protection under Chapter 11 of the bankruptcy code on September 13, 1996. The aggregate net book value under four leases with this lessee was $260,991 at September 30, 1996. Potential outcomes are (i) the lessee affirms its leases and the Partnership collects all rents due under the leases or (ii) the lessee rejects the leases and returns the underlying equipment to the Partnership. If the leases are rejected and the equipment is returned to the Partnership or sold to a third party, it is possible that remarketing proceeds will be less than the net book value of the equipment. However, if the lessee affirms the leases, the Partnership would not be subject to a loss. The lessee has not made its intentions known at this time and, accordingly, the amount of loss, if any, cannot be determined as of September 30, 1996. Regardless of the lessee's decision to accept or reject the leases, the general partner believes that the ultimate outcome will not have a material adverse impact on the Partnership's financial position or results of operations.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income.


                                  Condensed Statements of                         Condensed Statements of
                                Income for the three months    The effect on     Income for the nine months       The effect on
                                    ended September 30,        net income of        ended September 30,           net income of
                               ----------------------------   changes between   ----------------------------     changes between
                                   1996           1995            periods           1996           1995              periods
                               ------------   -------------  ----------------   --------------  ------------     ---------------

Leasing margin                 $   973,884    $   896,437      $    77,447       $ 2,578,389    $ 2,917,907       $  (339,518)
Equipment sales margin             939,667        315,577          624,090         1,331,766        735,115           596,651
Interest income                     52,125         39,781           12,344           154,165        104,609            49,556
Management fees paid to
   general partner                (193,093)      (218,869)          25,776          (544,863)      (767,810)          222,947
Direct services from general
    partner                        (17,647)       (20,098)           2,451           (73,971)       (70,772)           (3,199)
General and administrative         (70,232)       (51,478)         (18,754)         (368,388)      (172,731)         (195,657)
Provision for losses                     -              -                -          (805,000)      (125,000)         (680,000)
                               -----------    -----------      -----------       -----------    -----------       -----------

Net income                     $ 1,684,704    $   961,350      $   723,354       $ 2,272,098    $ 2,621,318       $  (349,220)
                               ===========    ===========      ===========       ===========    ===========       ===========


The Partnership entered its liquidation period (as set forth in the Partnership Agreement) in April 1996. As the liquidation period continues, purchases of equipment under lease will cease (other than for prior commitments and equipment upgrades), initial leases will expire and the amount of equipment being remarketed (i.e., re-leased, renewed, or sold) will increase. Because a leasing portfolio declines in size as it matures, these circumstances have resulted in a decline in the Partnership's leasing portfolio (referred to in further discussions as "portfolio run-off").

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued
---------------------

LEASING MARGIN

Leasing margin consists of the following:


                                                              Three months ended                         Nine months ended
                                                                 September 30,                              September 30,
                                                       ---------------------------------         ---------------------------------
                                                          1996                 1995                  1996                 1995
                                                       ------------         ------------         ------------         ------------

Operating lease rentals                                $  2,229,013         $  3,084,438         $  7,114,968         $ 10,355,221
Direct financing lease income                               335,366              380,296              891,456            1,274,718
Depreciation and amortization                            (1,457,668)          (2,311,822)          (4,937,904)          (7,782,786)
Interest expense on related financed
  operating lease rentals                                   (18,685)                   -              (75,640)                   -
Interest expense on related discounted
  lease rentals                                            (114,142)            (256,475)            (414,491)            (929,246)
                                                       ------------         ------------         ------------         ------------
   Leasing margin                                      $    973,884         $    896,437         $  2,578,389         $  2,917,907
                                                       ============         ============         ============         ============

   Leasing margin ratio                                          38%                  26%                  32%                  25%
                                                       ============         ============         ============         ============

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

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued
---------------------

LEASING MARGIN, continued

Annual average 5-year U.S. Treasury Yield

       Year           Yield
       ----           -----

       1990           8.37
       1991           7.37
       1992           6.19
       1993           5.14
       1994           6.69
       1995           6.53

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:


                                                              Three months ended                         Nine months ended
                                                                 September 30,                              September 30,
                                                      ---------------------------------           ---------------------------------
                                                          1996                 1995                  1996                 1995
                                                      -----------           -----------           -----------           -----------

Equipment sales revenue                               $ 1,916,434           $ 1,014,312           $ 3,814,203           $ 2,516,145
Cost of equipment sales                                  (976,767)             (698,735)           (2,482,437)           (1,781,030)
                                                      -----------           -----------           -----------           -----------

   Equipment sales margin                             $   939,667           $   315,577           $ 1,331,766           $   735,115
                                                      ===========           ===========           ===========           ===========

The Partnership is in its liquidation period. During the liquidation period, as initial leases terminate, the equipment is being remarketed (i.e., re-leased or sold to either the original lessee or a third party) and, accordingly, the timing and amount of equipment sales cannot be projected accurately.

INTEREST INCOME

Interest income increased due to an increase in cash available for investment as well as an increase in interest rates.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued
---------------------

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

The provision for losses recorded for the nine months ended September 30, 1996 was primarily related to the following:

* Certain equipment was returned to the Partnership. The Partnership had previously expected to realize the carrying value of this equipment through lease renewals and proceeds from the sale of this equipment to the original lessees. The fair market value of the equipment re-leased or sold to a third party is less than anticipated as described below:

      -   $320,000 related to bankrupt lessees.
      - $150,000 related to a lessee returning an aircraft, with a carrying value of $1,250,000, to the Partnership.
      - $130,000 related to a lessee experiencing severe financial difficulties. The lessee has notified the Partnership that it will be returning the equipment currently under lease.
      - $95,000 related to lessees returning modular buildings, computer equipment, a telephone system and hospital equipment to the Partnership.

* $110,000 related to the sale of equipment having a lower fair market value than originally anticipated.

The provision for losses recorded during the nine months ended September 30, 1995 was primarily related to a lessee returning medical equipment to the Partnership. The Partnership had previously expected to realize the carrying value of this equipment through lease renewals and proceeds from sale of the equipment to the original lessee. The fair market value of the equipment re-leased or sold to a third party was considerably less than anticipated.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued
---------------------

EXPENSES

Management fees paid to the general partner decreased primarily as a result of portfolio run-off.

General and administrative expenses increased primarily due to (i) $104,027 reimbursed to the general partner during the second quarter of 1996 for insurance costs related to prior years and (ii) increased storage costs for warehoused inventory.


Liquidity and Capital Resources
-------------------------------

The Partnership funds its operating activities principally with cash from rents, non-recourse debt, interest income and sales of off-lease equipment. Available cash and cash reserves of the Partnership are invested in interest bearing cash accounts and short-term U.S. Government securities pending additional equipment acquisitions and distributions to the partners.

During the nine months ended September 30, 1996, the Partnership purchased equipment under lease for a total equipment purchase price of $1,219,311. All such equipment was purchased from Capital Associates International, Inc. ("CAII"), the Class B limited partner and an affiliate of the general partner. The Partnership entered its liquidation period (as defined in the Partnership Agreement) in April 1996. During the liquidation period, purchases of equipment under lease will cease (other than for prior commitments or for equipment upgrades). At September 30, 1996, the Partnership had commitments to purchase $400,000 of additional equipment that satisfied the Partnership's acquisition criteria. The Partnership expects to acquire this equipment during the remainder of 1996.

During the nine months ended September 30, 1996, the Partnership declared distributions to the partners of $8,388,199 ($1,520,501 of which was paid during October 1996). A substantial portion of such distributions constituted a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by the Partnership which exceeds its net income for the fiscal period may be deemed a return of capital. However, the total return on capital over the Partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after the initial lease terms expire) have been realized at the termination of the Partnership.

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


Item 6.        Exhibits and Reports on Form 8-K

               (a) None

               (b) The  Partnership  did not file any reports on Form 8-K during the three months ended September 30, 1996.

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




                                 CAPITAL PREFERRED YIELD FUND
                                 A California Limited Partnership

                                 By:   CAI Partners Management Company


Dated: October 30, 1996          By:   /s/ John E. Christensen
                                       -----------------------
                                       John E. Christensen
                                       Senior Vice President,
                                       Chief Administrative Officer and Director