Form 10-K
period 1996-12-31
CAPITAL PREFERRED YIELD FUND
filed 1997-03-10
CIK 853158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 0-19164


                   CAPITAL PREFERRED YIELD FUND, A California
                   ------------------------------------------
                       Limited Partnership (Exact name of
                     registrant as specified in its charter)

       California                                      68-0190817
(State of organization)                  (I.R.S. Employer Identification Number)

7175 W. Jefferson Avenue, Lakewood, Colorado             80235
  (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (303) 980-1000


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Units  of  Class  A
                                                        Limited Partner Interest
                                                             (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K [ ].

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.


                    Exhibit Index Appears on Pages 36 and 37

                               Page 1 of 38 Pages

Item 1.  Business
         --------

Capital Preferred Yield Fund, a California limited partnership (the "Partnership"), is engaged in the business of owning and leasing equipment. CAI Partners Management Company, a Colorado corporation and affiliate of Capital Associates, Inc. ("CAI"), is the general partner of the Partnership.

Capital Associates International, Inc. ("CAII"), an affiliate of the general partner, is the sole Class B limited partner of the Partnership. In exchange for the Class B limited partner interest, the Class B limited partner contributed equipment totaling $5,538,805 (i.e., 10% of the net offering proceeds) to the Partnership making CAII the largest single investor in the Partnership.

Since its formation, the Partnership has acquired equipment of various types under lease to third parties on short-term leases (five years or less). All of the equipment was purchased by CAII directly from manufacturers or from other independent third parties and sold to the Partnership. The equipment generally consisted of (among others), transportation and industrial equipment, computer equipment, office furniture and medical equipment. See Item 13 of this report, "Certain Relationships and Related Transactions" for the listing of equipment purchased during 1996. The Partnership entered its liquidation period, as defined in the Partnership Agreement, in April 1996. Accordingly, it is not anticipated that the Partnership will acquire any material amount of equipment in future periods.

The Partnership may assign the rentals from leases to financial institutions, or acquire leases subject to such assignments, at fixed interest rates on a non-recourse basis. The financial institution has a first lien on the assigned rents and the underlying leased equipment, with no recourse against the Partnership or any other Partnership assets in the event of default by a lessee. Cash proceeds from such financings, or the assumption of such assignments incurred in connection with the acquisition of leases, are recorded on the balance sheet as discounted lease rentals. As lessees make payments to financial institutions, leasing revenue and interest expense are recorded.

During 1996, the Partnership provided lease financing to investment grade and non-investment grade lessees in the manufacturing, textile equipment, materials handling and other industries. Since the Partnership's formation, approximately 53% of the Partnership's equipment under lease was leased to investment grade lessees as of December 31, 1996. Pursuant to the Partnership Agreement, an investment grade lessee is a company (1) with a credit rating of not less than Baa as determined by Moody's Investor Services, Inc., (2) that has a comparable credit rating as determined by other recognized credit rating services or, (3) if the lessee is not rated, then a lessee whom the general partner believes would have received a rating of Baa, or better, if the lessee would have been rated. The Partnership may choose to manage its credit risk through selective use of non-recourse debt financing of future lease rentals, as described above.

The Partnership only acquires equipment that is on lease at the time of acquisition. After the initial term of its lease, each item of equipment will be expected to produce additional investment income from its re-lease or ultimate sale. Upon expiration of the initial lease, the Partnership attempts to re-lease or sell the equipment to the existing lessee. If a re-lease or sale to the lessee cannot be negotiated, the Partnership will attempt to lease or sell the equipment to a third party.

The Partnership's business is not subject to seasonal variations.

         --------

The ultimate rate of return on leases depends, in part, on the general level of interest rates at the time the leases are originated. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate changes in the capital markets). Interest rates declined from 1990 until the early part of 1994 (see table below). The lease rates on equipment purchased by the Partnership during this period reflect this low interest rate environment. This will result in corresponding reductions in the ultimate overall yields to the partners. Annual average 5-year U.S.
Treasury yields for the past seven years were as follows:

Annual average 5-year U.S. Treasury Yield

         Year                       Yield
         ----                       -----

         1990                       8.37
         1991                       7.37
         1992                       6.19
         1993                       5.14
         1994                       6.69
         1995                       6.38
         1996                       6.18

The Partnership has no employees. The officers, directors and employees of the general partner and its affiliates perform services on behalf of the Partnership. The general partner is entitled to receive certain fees and expense reimbursements in connection with the performance of these services. See Item 10 of this Report, "Directors and Executive Officers of the Partnership" and Item 13 of this Report, "Certain Relationships and Related Transactions".

The Partnership competes in the leasing marketplace as a lessor/seller with a significant number of other companies including equipment manufacturers, leasing companies and financial institutions. The Partnership is in its liquidation period, as defined in the Partnership Agreement, therefore the Partnership currently competes mainly on the basis of the expertise of its general partner in remarketing equipment. Although the Partnership does not account for a significant percentage of the leasing market, the general partner believes the Partnership's remarketing strategies will enable it to continue to compete effectively in the remarketing markets.

The Partnership leases equipment to a significant number of lessees. No one lessee and its affiliates accounted for more than 10% of total rental revenue of the Partnership during 1996.

The Partnership entered its liquidation period (as set forth in the Prospectus) in April 1996.

The Partnership is required to dissolve and distribute all of its assets no later than December 31, 2010. However, as set forth in the Prospectus, the general partner anticipates that all equipment will be sold prior to that date and that the Partnership will be liquidated earlier.

Item 2.  Properties
         ----------

The Partnership does not own or lease any physical properties other than the equipment discussed in Item 1 of this Report, "Business".

Item 3.  Legal Proceedings
         -----------------

Neither the Partnership nor any of the Partnership's equipment is the subject of any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

No matters were submitted to a vote of the limited partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter of 1996.

Item 5.  Market for  the  Partnership's Common  Equity and  Related  Stockholder
         -----------------------------------------------------------------------
         Matters
         -------

(a) The Partnership's Class A limited partner units and Class B interest are not publicly traded. There is no established public trading market for such units and interest, and none is expected to develop.

(b) As of December 31, 1996 the number of Class A limited partners was 4,141.

(c)      Distributions
         -------------

         During 1996, the Partnership made twelve (12) monthly distributions (a substantial portion of which constituted a return of capital) to Class A limited partners as follows:

                                               Distributions Per
                                             $250 Class A limited
              For the          Payment      partner unit (computed     Total
            Month Ended      Made During     on weighted average)  Distributions
            -----------      -----------     --------------------  -------------

         December 31, 1995   January 1996         $  2.76           $    700,127
         January 31, 1996    February 1996           2.75                696,672
         February 28, 1996   March 1996              2.58                651,654
         March 31, 1996      April 1996              2.75                696,166
         April 30, 1996      May 1996                2.66                673,549
         May 31, 1996        June 1996               2.75                695,500
         June 30, 1996       July 1996               2.66                673,485
         July 31, 1996       August 1996             4.25              1,073,756
         August 31, 1996     September 1996          4.75              1,199,715
         September 30, 1996  October 1996            4.76              1,200,710
         October 31, 1996    November 1996           4.75              1,199,715
         November 30, 1996   December 1996           4.75              1,199,715
                                                  -------           ------------
                                                  $ 42.17           $ 10,660,764
                                                  =======           ============

Item 5.  Market for the  Partnership's Common  Equity  and  Related  Stockholder
         -----------------------------------------------------------------------
         Matters, continued
         -------

(c)      Distributions, continued
         -------------

         A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized at the termination of the Partnership. Total distributions declared to Class A limited partners were $52,642,411 from the inception of the Partnership through December 31, 1996.

         The distribution for the month ended December 31, 1996, totaling $1,000,571, was paid to the Class A limited partners during January 1997. Distributions to the general partner and Class B limited partner during 1997 are discussed in Item 13 of this Report, "Certain Relationships and Related Transactions".

         The general partner believes that the Partnership will generate sufficient cash flow from operations during 1997 to enable it to (1) meet current operating requirements and (2) fund cash distributions to the Class A limited partners in accordance with the Partnership Agreement. The Partnership entered its liquidation period (as defined in the Partnership Agreement) in April 1996. During the liquidation period, reinvestment ceases and the excess cash, if any, is distributed to the partners in accordance with the Partnership Agreement. It is anticipated that during the liquidation period, distributions will vary and all distributions are expected to be a return of capital for economic purposes.

         During 1995, the Partnership made twelve (12) monthly distributions (a substantial portion of which constituted a return of capital) to Class A limited partners as follows:

                                               Distributions Per
                                             $250 Class A limited
              For the          Payment      partner unit (computed     Total
            Month Ended      Made During     on weighted average)  Distributions
            -----------      -----------     --------------------  -------------

         December 31, 1994   January 1995          $  2.76           $   702,885
         January 31, 1995    February 1995            2.76               702,885
         February 29, 1995   March 1995               2.46               634,863
         March 31, 1995      April 1995               2.76               701,916
         April 30, 1995      May 1995                 2.67               679,209
         May 31, 1995        June 1995                2.76               701,653
         June 30, 1995       July 1995                2.67               679,019
         July 31, 1995       August 1995              2.76               700,936
         August 31, 1995     September 1995           2.76               700,847
         September 30, 1995  October 1995             2.67               678,239
         October 31, 1995    November 1995            2.76               700,734
         November 30, 1995   December 1995            2.67               677,756
                                                   -------           -----------
                                                   $ 32.46           $ 8,260,942
                                                   =======           ===========

Item 6.  Selected Financial Data
         -----------------------
The following selected financial data relates to 1996 through 1992. The data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing elsewhere herein.



                                                                                   Years  ended December 31,
                                                         ---------------------------------------------------------------------------
                                                            1996             1995           1994            1993            1992
                                                            ----             ----           ----            ----            ----

Total revenue                                            $11,319,825     $15,975,029     $20,833,137     $21,098,376     $19,695,554

Net income                                                 2,239,112       2,943,220       2,793,164         556,417       1,776,709

Net income per weighted average
 Class A limited partner unit outstanding                       6.23            9.24            8.67            0.51            5.40

Total assets                                              22,981,183      37,516,977      53,791,269      73,668,153      66,234,996

Discounted lease rentals                                   4,363,104       9,146,266      20,324,037      33,425,426      17,872,004

Distributions declared to partners                        12,106,228       9,276,551       9,286,099       9,256,647       8,631,653

Distributions declared to Class A limited
  partners per weighted average Class A
  limited partner unit outstanding                             43.38           32.50           32.46           32.32           30.00



Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Results of Operations
---------------------

Presented below are schedules  (prepared  solely to facilitate the discussion of results of operations that follows) showing condensed income statement categories and analyses of changes in those condensed categories derived from the Statements of Income.


                                                    Condensed                                    Condensed
                                                Statements of Income                        Statements of Income
                                                   for the years           The effect on        for the years          The effect on
                                                ended December 31,         net income of      ended December 31,       net income of
                                             --------------------------      changes      -------------------------        changes
                                                 1996           1995      between years       1995         1994        between years
                                             ------------   -----------   -------------   ----------  -------------    -------------

Leasing margin                               $ 3,064,878    $ 3,776,911    $  (712,033)   $ 3,776,911    $ 4,658,200    $  (881,289)
Equipment sales margin                         1,350,258        976,149        374,109        976,149        364,170        611,979
Interest income                                  188,628        144,913         43,715        144,913         65,247         79,666
Provision for losses                          (1,130,000)      (605,000)      (525,000)      (605,000)      (492,628)      (112,372)
Management fees paid to general partner         (702,219)    (1,035,316)       333,097     (1,035,316)    (1,375,497)       340,181
Direct services from general partner            (101,145)       (90,270)       (10,875)       (90,270)       (99,279)         9,009
General and administrative                      (431,288)      (224,167)      (207,121)      (224,167)      (327,049)       102,882
                                             -----------    -----------    -----------    -----------    -----------    -----------
Net income                                   $ 2,239,112    $ 2,943,220    $  (704,108)   $ 2,943,220    $ 2,793,164    $   150,056
                                             ===========    ===========    ===========    ===========    ===========    ===========


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

Results of Operations, continued
---------------------

The Partnership entered its liquidation period (as set forth in the Partnership Agreement) in April 1996. As the liquidation period continues, purchases of equipment under lease will cease (other than for prior commitments and equipment upgrades), initial leases will expire and the amount of equipment being remarketed (i.e., re-leased, renewed, or sold) will increase. Because a leasing portfolio declines in size as it matures, these circumstances have resulted in a decline in the Partnership's leasing portfolio (referred to in further discussions as "portfolio run- off").

LEASING MARGIN

Leasing margin consists of the following:

                                               Years ended December 31,
                                ------------------------------------------------
                                     1996             1995             1994
                                -------------    -------------   ---------------

Operating lease rentals         $  8,584,425     $ 13,253,954    $  18,555,024
Direct finance lease income        1,196,514        1,600,013        1,848,696
Depreciation and amortization     (6,124,604)      (9,944,160)     (13,670,774)
Interest expense on related
  discounted lease rentals          (591,457)      (1,132,896)      (2,074,746)
                                ------------     ------------     ------------
  Leasing margin                $  3,064,878     $  3,776,911     $  4,658,200
                                ============     ============     ============
  Leasing margin ratio                    31%              25%              23%
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

The ultimate rate of return on leases depends, in part, on the general level of interest rates at the time the leases are originated. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate changes in the capital markets). Interest rates declined from 1990 until the early part of 1994 (see table below). The lease rates on equipment purchased by the Partnership during this period reflect this low interest rate environment. This will result in corresponding reductions in the ultimate overall yields to the partners. Annual average 5-year U.S. Treasury yields for the past seven years were as follows:

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

Results of Operations, continued
---------------------

Annual average 5-year U.S. Treasury Yield

         Year              Yield
         ----              -----

         1990              8.37
         1991              7.37
         1992              6.19
         1993              5.14
         1994              6.69
         1995              6.38
         1996              6.18

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:

                                             Years ended December 31,
                                   -----------------------------------------
                                       1996          1995           1994
                                   -----------    -----------    -----------

Equipment sales revenue            $ 4,868,827    $ 3,868,324    $ 2,645,500
Cost of equipment sales             (3,518,569)    (2,892,175)    (2,281,330)
                                   -----------    -----------    -----------
Equipment sales margin             $ 1,350,258    $   976,149    $   364,170
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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

Results of Operations, continued
---------------------

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

The provision for losses recorded during 1996 primarily related to the following:

* Certain equipment was returned to the Partnership. The Partnership had previously expected to realize the carrying value of this equipment through lease renewals and proceeds from the sale of this equipment to the original lessees. The fair market value of the equipment re-leased or sold to a third party is less than anticipated as described below:

        - $150,000 related to a lessee returning an aircraft, with a carrying value of $1,250,000, to the Partnership.
        - $130,000 related to a lessee experiencing severe financial difficulties. The lessee has notified the Partnership that it will be returning the equipment currently under lease.
        - $420,000 related to lessees returning modular buildings, computer equipment, a telephone system and hospital equipment to the Partnership.
        - $110,000 related to the sale of equipment having a lower fair market value than originally anticipated.

*    $320,000 related to bankrupt lessees.

The provision for losses recorded during 1995 were primarily related to the following:

     -    $370,000 deficiency resulting from a lessee default on a note.
     - $125,000 related to a lessee returning medical equipment to the Partnership.
     -   $110,000 due to a settlement with a bankrupt lessee.

The provision for losses recorded during 1994 were primarily related to identified other-than-temporary losses in the value of off-lease equipment.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

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

Liquidity and Capital Resources
-------------------------------

The Partnership funds its operating activities principally with cash from rents, non-recourse debt, interest income and sales of off-lease equipment. Available cash and cash reserves of the Partnership are invested in interest bearing cash accounts and short-term U.S. Government securities pending distributions to the partners.

During 1996, 1995 and 1994, the Partnership acquired equipment and direct finance leases for a total equipment purchase price of $1,266,569, $2,095,491, and $3,086,763, respectively. All such equipment was purchased from Capital Associates International, Inc. ("CAII"), the Class B limited partner and an affiliate of the general partner. The Partnership entered its liquidation period (as defined in the Partnership Agreement) in April 1996. During the liquidation period, purchases of equipment under lease will cease (other than for prior commitments or for equipment upgrades).

During 1996, 1995 and 1994, the Partnership declared distributions to the partners of $12,106,228, $9,276,551, and $9,286,099, respectively. A substantial portion of such distributions constituted a return of capital for accounting purposes. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a Partnership which exceeds its net income for the fiscal period may be deemed a return of capital. However, the total percentage of a partnership's return on capital over its life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized at the termination of the Partnership .

The general partner believes that the Partnership will generate sufficient cash flow from operations during 1997 to enable it to (1) meet current operating requirements and (2) fund cash distributions to the Class A limited partners in accordance with the Partnership Agreement. The Partnership entered its liquidation period (as defined in the Partnership Agreement) in April 1996. During the liquidation period, excess cash, if any, will be distributed to the partners in accordance with the Partnership Agreement. It is anticipated that during the liquidation period, distributions will vary and all distributions are expected to be a return of capital for economic purposes.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

           Index to Financial Statements and
           Financial Statement Schedule

                                                                          Page
                                                                         Number
                                                                         ------
         Financial Statements
         --------------------

           Independent Auditors' Report                                    12

           Balance Sheets at December 31, 1996 and 1995                    13

           Statements of Income for the years ended
             December 31, 1996, 1995 and 1994                              14

           Statements of Partners' Capital for the years
             ended December 31, 1996, 1995 and 1994                        15

           Statements of Cash Flows for the years
             ended December 31, 1996, 1995 and 1994                        16

           Notes to Financial Statements                                  17-29


         Financial Statement Schedule
         ----------------------------

           Independent Auditors' Report                                    30

           Schedule II - Valuation and Qualifying Accounts                 31

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




THE PARTNERS
CAPITAL PREFERRED YIELD FUND, A
    A CALIFORNIA LIMITED PARTNERSHIP

We have audited the accompanying balance sheets of Capital Preferred Yield Fund, a California Limited Partnership, as of December 31, 1996 and 1995, and the related statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Preferred Yield Fund, a California Limited Partnership, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                             /s/KPMG Peat Marwick LLP
                                             ------------------------
                                             KPMG Peat Marwick LLP


Denver, Colorado
January 31, 1997

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                                 BALANCE SHEETS

                                     ASSETS

                                                               December 31,
                                                       -------------------------
                                                           1996         1995
                                                       -----------  ------------

Cash and cash equivalents                              $ 2,672,112   $ 4,492,487
Accounts receivable                                        390,607       435,466
Equipment held for sale or re-lease                      1,081,841             -
Net investment in direct finance leases                  5,316,787     8,730,002
Leased equipment, net                                   13,519,836    23,859,022
                                                       -----------   -----------

    Total assets                                       $22,981,183   $37,516,977
                                                       ===========   ===========

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Payable to affiliates                                $    65,370   $   121,065
  Accounts payable and accrued liabilities                 821,791       587,399
  Rents received in advance                                230,501       260,394
  Distributions payable to partners                      1,317,409       955,382
  Discounted lease rentals                               4,363,104     9,146,266
  Financed operating lease rentals                       1,329,087     1,594,646
                                                       -----------   -----------

    Total liabilities                                    8,127,262    12,665,152
                                                       -----------   -----------

Partners' capital:
  General partner                                                -             -
  Limited partners:
    Class A
      360,000 units authorized; 252,047 and
      253,664 units issued and outstanding
      in 1996 and 1995, respectively                    12,199,688    21,715,744
    Class B                                              2,654,233     3,136,081
                                                       -----------   -----------

    Total partners' capital                             14,853,921    24,851,825
                                                       -----------   -----------

    Total liabilities and partners' capital            $22,981,183   $37,516,977
                                                       ===========   ===========

                 See accompanying notes to financial statements.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                              STATEMENTS OF INCOME


                                                                           Years ended December 31,
                                                               ----------------------------------------------
                                                                   1996             1995             1994
                                                               ------------      ----------       -----------
Revenue:
  Operating lease rentals                                       $ 8,584,425      $13,253,954      $18,555,024
  Direct finance lease income                                     1,196,514        1,600,013        1,848,696
  Equipment sales margin                                          1,350,258          976,149          364,170
  Interest income                                                   188,628          144,913           65,247
                                                                -----------      -----------      -----------

    Total revenue                                                11,319,825       15,975,029       20,833,137
                                                                -----------      -----------      -----------

Expenses:
  Depreciation and amortization                                   6,124,604        9,944,160       13,670,774
  Interest on discounted lease rentals                              501,872        1,132,896        2,074,746
  Interest on financed operating lease receivables                   89,585                -                -
  Management fees paid to general partner                           702,219        1,035,316        1,375,497
  Provision for losses                                            1,130,000          605,000          492,628
  Direct services from general partner                              101,145           90,270           99,279
  General and administrative                                        431,288          224,167          327,049
                                                                -----------      -----------      -----------

    Total expenses                                                9,080,713       13,031,809       18,039,973
                                                                -----------      -----------      -----------

Net income                                                      $ 2,239,112      $ 2,943,220      $ 2,793,164
                                                                ===========      ===========      ===========

Net income allocated:
  To the general partner                                        $   544,780      $   417,444      $   418,279
  To the Class A limited partners                                 1,575,257        2,348,293        2,208,003
  To the Class B limited partner                                    119,075          177,483          166,882
                                                                -----------      -----------      -----------

                                                                $ 2,239,112      $ 2,943,220      $ 2,793,164
                                                                ===========      ===========      ===========
Net income per weighted average Class A
     limited partner unit outstanding                           $      6.23      $      9.24      $      8.67
                                                                ===========      ===========      ===========

Weighted average Class A limited
    partner units outstanding                                       252,689          254,130          254,643
                                                                ===========      ===========      ===========


                 See accompanying notes to financial statements.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                         STATEMENTS OF PARTNERS' CAPITAL
                  Years ended December 31, 1996, 1995, and 1994



                                                               Class A
                                                               Limited       Class A         Class B
                                                  General      Partner       Limited         Limited
                                                  Partner       Units        Partners        Partner           Total
                                                  -------      -------       --------        -------           -----

Partners' capital January 1, 1994               $        -     254,643    $ 33,794,488     $ 3,993,562    $ 37,788,050

Net income                                         418,279           -       2,208,003         166,882       2,793,164
Distributions declared to partners                (418,279)          -      (8,266,897)       (600,923)     (9,286,099)
                                                ----------    --------    ------------     -----------    ------------

Partners' capital, December 31, 1994                     -     254,643      27,735,594       3,559,521      31,295,115

Redemptions                                              -        (979)       (109,959)              -        (109,959)
Net income                                         417,444           -       2,348,293         177,483       2,943,220
Distributions declared to partners                (417,444)          -      (8,258,184)       (600,923)     (9,276,551)
                                                ----------    --------    ------------     -----------    ------------

Partners' capital, December 31, 1995                     -     253,664      21,715,744       3,136,081      24,851,825

Redemptions                                              -      (1,617)       (130,788)              -        (130,788)
Net income                                         544,780           -       1,575,257         119,075       2,239,112
Distributions declared to partners                (544,780)          -     (10,961,208)       (600,923)    (12,106,228)
                                                ----------    --------    ------------     -----------    ------------

Partners' capital, December 31, 1996            $        -     252,047    $ 12,199,688     $ 2,654,233    $ 14,853,921
                                                ==========    ========    ============     ===========    ============













                 See accompanying notes to financial statements.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership
                            STATEMENTS OF CASH FLOWS

                                                                                                 Years ended December 31,
                                                                                    ------------------------------------------------
                                                                                        1996                1995           1994
                                                                                    -------------       ------------    ------------
Cash flows from operating activities:
     Net income                                                                      $  2,239,112     $  2,943,220     $  2,793,164
     Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization                                                  6,124,604        9,944,160       13,670,774
         Provision for losses                                                           1,130,000          605,000          492,628
         Cost of equipment sales                                                        3,474,892        4,370,077        2,137,618
         Recovery of investment in direct finance leases                                2,955,733        5,306,706        5,699,624
         Changes in assets and liabilities:
           Decrease in accounts receivable                                                296,759          200,772          957,139
           Increase (decrease) in payable to affiliates                                   (55,695)          14,289           (1,182)
           Increase (decrease) in accounts payable
             and accrued liabilities                                                      234,392         (221,315)         (79,176)
           Decrease in rents received in advance                                          (29,893)         (37,747)        (163,023)
                                                                                     ------------     ------------     ------------
Net cash provided by operating activities                                              16,369,904       23,125,162       25,507,566
                                                                                     ------------     ------------     ------------

Cash flows from investing activities:
     Purchases of equipment on operating leases from affiliate                         (1,142,624)      (1,038,727)        (817,486)
     Investment in direct finance leases, acquired from affiliate                        (123,945)      (1,056,764)      (1,838,000)
                                                                                     ------------     ------------     ------------
Net cash used in investing activities                                                  (1,266,569)      (2,095,491)      (2,655,486)
                                                                                     ------------     ------------     ------------

Cash flows from financing activities:
     Proceeds from financing of operating lease receivables                                     -        1,594,646                -
     Principal payments on discounted lease rentals                                    (4,876,162)     (11,177,771)     (13,395,844)
     Principal payments on financed operating lease rentals                              (172,559)               -                -
     Distributions to partners                                                        (11,744,201)      (9,279,655)      (9,289,595)
     Redemptions of Class  A limited partner units                                       (130,788)        (109,959)               -
                                                                                     ------------     ------------     ------------
Net cash used in financing activities                                                 (16,923,710)     (18,972,739)     (22,685,439)
                                                                                     ------------     ------------     ------------

Net increase (decrease) in cash and cash equivalents                                   (1,820,375)       2,056,932          166,641
Cash and cash equivalents at beginning of year                                          4,492,487        2,435,555        2,268,914
                                                                                     ------------     ------------     ------------
Cash and cash equivalents at end of year                                             $  2,672,112     $  4,492,487     $  2,435,555
                                                                                     ============     ============     ============

Supplemental disclosure of cash flow information:
     Interest paid on discounted lease rentals                                       $    501,872     $  1,132,896     $  2,074,746
     Interest paid on financed operating lease receivables                                 89,585                -                -
Supplemental disclosure of noncash investing
     and financing activities:
     Discounted lease rentals assumed in
       equipment acquisitions                                                                   -                -          431,277


                 See accompanying notes to financial statements.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS


1.   Organization and Summary of Significant Accounting Policies
     -----------------------------------------------------------

     Organization

       Capital Preferred Yield Fund, A California Limited Partnership (the "Partnership"), was organized on July 13, 1989 as a limited partnership under the laws of the State of California pursuant to an Agreement of Limited Partnership (the "Partnership Agreement"). The Partnership was formed for the purpose of acquiring and leasing a diversified portfolio of equipment to unaffiliated third parties. The Partnership will continue until December 31, 2010 unless terminated earlier in accordance with the terms of the Partnership Agreement. The Partnership entered its liquidation period in April of 1996 and the current intent is to liquidate the Partnership between 1998 and 1999. The general partner of the Partnership is CAI Partners Management Company, a wholly owned subsidiary of Capital Associates International, Inc. ("CAII").

       The general partner manages the Partnership, including investment of funds, purchase and sale of equipment, lease negotiation and other administrative duties. The Partnership commenced business operations on January 23, 1990 and from the commencement of operations through January 5, 1992 sold 254,643 Class A limited partner units to approximately 4,100 investors at a price of $250 per Class A limited partner unit.

       CAII is the Class B limited partner. The Class B limited partner was required to contribute $5,538,805 of equipment to the Partnership in exchange for its Class B interest, which represents 10% of the net offering proceeds. The Class B limited partner has no remaining obligation to contribute cash and/or equipment to the Partnership.


     Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For leasing entities, this includes the estimate of residual values, as discussed below. Actual results could differ from those estimates.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued

1.   Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------

       Partnership Cash Distributions and Allocations of Profit and Loss:

          Cash Distributions
          ------------------

          During  the  Reinvestment   Period,  as  defined  in  the  Partnership
          Agreement, cash distributions were made as follows:

            First, the general partner and the Class A limited partners receive 4.5% and 95.5%, respectively, of available cash until the Class A limited partners receive annual, non-compounded cumulative distributions equal to 12% of their contributed capital during the first three years after the initial closing date (January, 23, 1990) and 13% of their contributed capital thereafter.

            Second, the general partner and the Class B limited partner receive 4.5% and 95.5%, respectively, of available cash until the Class B limited partner receives annual non-compounded cumulative distributions equal to 11% of its contributed capital. Any remaining available cash is to be reinvested or distributed to the partners as specified in the Partnership Agreement.

          During  the  Liquidation   Period,  as  defined   in  the  Partnership
          Agreement, cash distributions are to be made as follows:

            First, in accordance with the first and second allocations during the Reinvestment Period as described above.

            Second, 95.5% to the Class A limited partners and 4.5% to the general partner, until the Class A limited partners have received aggregate distributions from all sources equal to their capital contributions plus their Priority Return, as defined in the Partnership Agreement.

            Third, 85.5% to the Class B limited partner, 10% to the Class A limited partners and 4.5% to the general partner until the Class B limited partner has received aggregate distributions from all sources equal to its capital contributions plus its Subordinated Priority Return, as defined in the Partnership Agreement.

          Thereafter, 90% to the Class A limited partners and the Class B limited partner (and among them in proportion to their respective capital contributions as of the first day of the calendar month for which the amount of such distribution is being determined), and 10% to the general partner.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued

1.   Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------

        Federal Income Tax Basis Profits and Losses
        -------------------------------------------

        Profits for any fiscal period are allocated according to the following provisions:

          First, profit is allocated to the partners in proportion to, and to the extent of, any excess losses allocated to the partners as described in the Partnership Agreement.

          Second,   any  remaining  profit  is  allocated  to  the  partners  in proportion to, and to the extent of, all losses allocated to the partners for all prior fiscal periods in reverse chronological order.

          Third, any remaining profit is allocated 85.5% to the Class A limited partners, 10% to the Class B limited partner, and 4.5% to the general partner, until the Class A limited partners have been allocated an amount equal in the aggregate to the greater of (i) a 10% annual cumulative return, non-compounded, or (ii) a 9% annual cumulative return compounded daily on the Class A limited partners' adjusted purchase price of units, calculated from the first day of the month following the month each Class A limited partner (or a predecessor) was admitted to the Partnership.

          Fourth, any remaining profit is allocated 10% to the Class A limited partners, 4.5% to the general partner, and 85.5% to the Class B limited partner until the Class B limited partner has been allocated an amount equal to a 9% annual cumulative return compounded daily on the Class B limited partner's unreturned subordinated capital contribution calculated from the first day of the month following the month in which any subordinated capital contribution is first made.

          Fifth, any remaining profit is allocated 90% to the Class A limited partners and Class B limited partner (and among them in proportion to their respective capital contributions) and 10% to the general partner.

        Losses for any fiscal period are allocated according to the following priorities:

          First, to the partners in proportion to, and to the extent of, any profits allocated for such fiscal period and all prior fiscal periods in reverse chronological order and priority.

          Second, 91.08% to the Class A limited partners, 7.92% to the Class B limited partner, and 1% to the general partner.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued

1.   Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------

        Federal Income Tax Basis Profits and Losses, continued
        -------------------------------------------

        Losses allocated to a partner in the first and second paragraphs above cannot cause or increase an adjusted capital account deficit with respect to such partner as of the end of any fiscal period. To the extent losses allocated to a partner would exceed this limitation, such losses will be allocated first to other partners in proportion to, and to the extent of, their positive capital account balances, and then to the general partner.

        Pursuant to Sections 10.8 and 15.2.11(vi) of the Partnership Agreement, the general partner amended the Partnership Agreement during the last quarter of the year ended December 31, 1991 to correct a "misallocated item" (as defined in Section 10.8 of the Partnership Agreement), effective as of January 1, 1991. The amendment provides as follows:

        SECTION 10.9 GENERAL PARTNER DEFICIT CAPITAL ACCOUNT RESTORATION. Notwithstanding anything in this [Partnership] Agreement to the contrary, and before any other allocation is made under this Section 10, items of income and gain for each fiscal period shall be allocated, as quickly as possible during such fiscal period, to the general partner to the extent of any deficit balance existing in the general partner's capital account as of the close of such fiscal period in order to restore the balance in the general partner's capital account to zero. Any allocations of income and/or gain to the general partner under this paragraph shall offset, dollar for dollar, against any allocations of profit to the general partner under any other provision of this [Partnership] Agreement.

        The purpose of this amendment is (1) to allocate gross revenue (which is fully taxable) to the general partner in an amount equal to the available cash distributions to the general partner, and (2) to eliminate the allocation of income or gain to the limited partners (which would be taxable to them) that is attributable to such available cash distributions to the general partner.

        Pursuant to Section 15.2.11(iv) of the Partnership Agreement, the general partner also amended the Partnership Agreement during the first quarter of the year ended December 31, 1992 to correct an ambiguity in the allocation and distribution provisions with respect to the Class A limited partners. The amendment provides that profit and losses allocated, and available cash distributed, to the Class A limited partners (as a class) will be shared by the individual Class A limited partners in proportion to their capital contributions and the number of days that each such Class A limited partner is a partner during each fiscal period. This amendment reflects the actual method of allocations and distributions to the Class A limited partners that the Partnership has used since its inception.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued

1.   Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------

     Financial Reporting
     -------------------

        For  financial  reporting  purposes,  net  income  is  allocated  to the
        partners  in  a  manner   consistent   with  the   allocation   of  cash
        distributions.

     Reclassifications

        Certain reclassifications have been made to prior years' financial statements to conform to the current year's presentation.

     Recently Issued Financial Accounting Standards

        The Partnership adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of ("SFAS No. 121"), effective January 1, 1996. SFAS No. 121 requires that long-lived assets, including operating leases, and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets, including operating leases, and identifiable intangibles held by the Partnership is based on the fair value of the asset calculated by discounting the expected future cash flows at an appropriate interest rate. The adoption of this statement did not have a material effect on the Partnership's financial condition or results of operations.

     Lease Accounting

        Statement of Financial Accounting Standards No. 13, Accounting for Leases, requires that a lessor account for each lease by the direct finance, sales-type or operating lease method. The Partnership currently utilizes the direct financing and operating methods for all of the Partnership's equipment under lease. Direct finance leases are defined as those leases which transfer substantially all of the benefits and risks of ownership of the equipment to the lessee. For all types of leases, the determination of profit considers the estimated value of the equipment at lease termination, referred to as the residual value. After the inception of a lease, the Partnership may engage in financing of lease receivables on a nonrecourse basis (i.e., "non-recourse debt" or "discounted lease rentals") and/or equipment sale transactions to reduce or recover its investment in the equipment.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued

1.   Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------

     The Partnership's accounting methods and their financial reporting effects are described below.

     Net Investment in Direct Financing Leases ("DFLs")

        The cost of the equipment, including acquisition fees paid to the general partner, is recorded as net investment in DFLs on the accompanying balance sheet. Leasing revenue, which is recognized over the term of the lease, consists of the excess of lease payments plus the estimated residual value over the equipment's cost. Earned income is recognized monthly to provide a constant yield and is recorded as direct finance lease income on the accompanying income statements. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds), as determined by the general partner. In estimating such values, the general partner considers all relevant information regarding the equipment and the lessee.

     Equipment on Operating Leases ("OLs")

        Leasing revenue consists principally of monthly rentals. The cost of equipment, including acquisition fees paid to the general partner, is recorded as leased equipment in the accompanying balance sheets and is depreciated on a straight-line basis over the lease term to an amount equal to the estimated residual value at the lease termination date. Leasing revenue consists principally of monthly rents and is recognized as operating lease rentals in the accompanying income statements. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds), as determined by the general partner. In estimating such values, the general partner considers all relevant information and circumstances regarding the equipment and the lessee. Because revenue, depreciation expense and the resultant profit margin before interest expense are recorded on a straight-line basis, and interest expense on discounted lease rentals (discussed below) is recorded on the interest method, lower returns are realized in the early years of the term of an OL and higher returns in later years.

     Non-recourse Discounting of Rentals

        The Partnership may assign the future rentals from leases to financial institutions, or acquire leases subject to such assignments, at fixed interest rates on a nonrecourse basis. In return for such assigned future rentals, the Partnership receives the discounted value of the rentals in cash. In the event of default by a lessee, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Partnership. Cash proceeds from such financings, or the assumption of such financings, are recorded on the balance sheet as discounted lease rentals. As lessees make payments to financial institutions, leasing revenue and interest expense are recorded.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued

1.   Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------

     Non-recourse Financing of Operating Lease Rentals

        The Partnership may assign substantially all of its rights under certain operating leases to a purchaser and subsequently the purchaser may assign the rentals from such leases to a financial institution at fixed interest rates on a non-recourse basis. The Partnership receives the discounted value of the rentals in cash from the financial institution. As with discounted lease rentals discussed above, in the event of default by a lessee, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Partnership or the Partnership's assets. The purchaser cannot be the owner of the equipment for financial reporting purposes because the purchaser has not made a sufficient investment in the equipment and does not have significant risks of ownership. Therefore, the transaction cannot be recorded as a sale. Accordingly, cash proceeds from financings related to such transactions are recorded on the balance sheet as financed operating lease rentals. As lessees make payments to financial institutions, leasing revenue and interest expense are recorded.

     Allowance for Losses

        An allowance for losses is maintained at levels determined by the general partner to adequately provide for any other-than-temporary declines in asset values. In determining losses, economic conditions, the activity in the used equipment markets, the effect of actions by equipment manufacturers, the financial condition of lessees, the expected courses of action by lessees with regard to leased equipment at termination of the initial lease term, and other factors which the general partner believes are relevant, are considered. Asset chargeoffs are recorded upon the termination or remarketing of the underlying assets. The lease portfolio is reviewed quarterly to determine the adequacy of the allowance for losses.

     Transactions Subsequent to Initial Lease Termination

        After the initial lease term of equipment on lease expires, the equipment is either sold or re-leased to the existing lessee or another third party. The remaining net book value of equipment sold is removed and gain or loss recorded when equipment is sold. The accounting for re-leased equipment is consistent with the accounting described under "Net Investment in Direct Finance Leases" and "Equipment on Operating Leases" above.

     Income Taxes

        No provision for income taxes has been made in the financial statements since taxable income or loss is recorded in the tax returns of the individual partners.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued

1.   Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------

     Cash Equivalents

        The Partnership considers short-term, highly liquid investments that are readily convertible to known amounts of cash to be cash equivalents.

        Cash equivalents of $2,595,000 and $4,418,000 at December 31, 1996 and 1995, respectively, are comprised of an investment in a money market fund which invests solely in U.S. Government securities having maturities of 90 days or less.

     Equipment Held for Sale or Re-lease

        Equipment held for sale or re-lease, recorded at the lower of cost or market value expected to be realized, consists of equipment previously leased to end users which has been returned to the Partnership following lease expiration.

     Net Income Per Class A Limited Partner Unit

        Net income per Class A limited partner unit is computed by dividing the net income allocated to the Class A limited partners by the weighted average number of Class A limited partner units outstanding during the period.


2.   Net Investment in Direct Finance Leases
     ---------------------------------------

     The components of the net investment in direct finance leases as of December 31, 1996 and 1995 were:

                                                    1996           1995
                                                    ----           ----

     Minimum lease payments receivable          $ 4,961,017    $ 8,375,043
     Estimated residual values                    1,904,751      2,307,402
     Deferred initial leasing costs, net              9,112         27,899
     Less unearned income                        (1,558,093)    (1,980,342)
                                                -----------    -----------

                                                $ 5,316,787    $ 8,730,002
                                                ===========    ===========

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued


3.   Leased Equipment
     ----------------

     The Partnership's investments in equipment on operating leases by major classes as of December 31, 1996 and 1995 were:

                                                      1996             1995
                                                      ----             ----

     Transportation and industrial equipment      $ 25,383,364    $  38,962,304
     Computers and peripherals                       2,547,947        7,408,261
     Office furniture and equipment                  2,316,692        3,552,482
     Medical and research equipment                  1,200,140        1,572,460
     Other                                             508,293        1,585,429
                                                  ------------    -------------
       Total                                        31,956,436       53,080,936
     Less:
       Accumulated depreciation                    (18,193,840)     (28,548,911)
       Allowance for losses                           (242,760)        (673,003)
                                                  ------------    -------------
                                                  $ 13,519,836    $  23,859,022
                                                  ============    =============

     Depreciation expense for 1996, 1995 and 1994 was $6,093,950, $9,883,414 and
     $13,525,868, respectively.


4.   Future Minimum Lease Payments
     -----------------------------

     Future minimum lease payments receivable from leases at December 31, 1996 are as follows:

          Year Ending December 31,               DFLs                 OLs
          ------------------------               ----                 ---

                  1997                      $ 2,789,234           $ 5,145,955
                  1998                        1,376,883             2,888,812
                  1999                          619,197               486,938
                  2000                          152,268                42,192
                  2001                           23,435                     -
                                            -----------           -----------
                       Total                $ 4,961,017           $ 8,563,897
                                            ===========           ===========

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued

5.   Discounted Lease Rentals
     ------------------------

     Discounted lease rentals outstanding at December 31, 1996 bear interest at rates primarily ranging between 5.40% to 9.25%. Aggregate maturities of such non-recourse obligations are as follows:

          Year Ending December 31,
          ------------------------

                  1997                                            $ 3,287,432
                  1998                                              1,008,328
                  1999                                                 67,344
                                                                  -----------
                       Total                                      $ 4,363,104
                                                                  ===========

6.     Financed Operating Lease Rentals
       --------------------------------

       Financed operating lease rentals outstanding at December 31, 1996 bear interest at 8.25%. Aggregate maturities of such non-recourse financings are as follows:

          Year Ending December 31,
          ------------------------

                  1997                                            $   746,257
                  1998                                                311,274
                  1999                                                271,556
                                                                  -----------
                       Total                                      $ 1,329,087
                                                                  ===========

7.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     Maximum Front-end Fee
     ---------------------

       Pursuant to the Partnership Agreement, the total of all front-end fees (sales commissions, organization and offering costs, acquisition fees and reimbursements and initial leasing costs) may not exceed an amount which would cause the Partnership's investment in equipment (total cost of equipment excluding front-end fees) to be less than the greater of (1) a percentage amount of total Class A limited partners' capital contributions equal to 80% minus .0625% for each 1% of the aggregate purchase price of equipment that is borrowed by the Partnership (determined by dividing the principal amount of all such indebtedness incurred by the Partnership by the aggregate purchase price of the equipment) or (2) 75% of the total Class A limited partners capital contributions. The maximum fee was reached in July 1993. Equipment purchases after July 1993 did not (and will not in the future) include any acquisition fees, reimbursements or initial lease cost payments to the general partner.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued

7.   Transactions With the General Partner and Affiliates, continued
     ----------------------------------------------------

     Management Fees
     ---------------

       As permitted under the terms of the Partnership Agreement, the general partner receives management fees as compensation for services performed in connection with managing the Partnership's equipment equal to the lesser of (a) 5% of gross rentals received (limited to 2% of gross rentals received in the case of full payout leases) or (b) the fee which the general partner reasonably believes to be competitive with that which would be charged by a non-affiliate for rendering comparable services. Such fees totaled $702,219, $1,035,316 and $1,375,497 in 1996, 1995 and
       1994, respectively.


     Direct Services
     ---------------

       The general partner and its affiliates provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. Such reimbursements  totaled  $101,145,  $90,270 and $99,279 in 1996, 1995 and
       1994, respectively.


     Equipment Purchases
     -------------------

       The Partnership purchased equipment from CAII with a total purchase price of $1,266,569, $2,095,491 and $3,086,763, (including $0, $0, and
       $431,277, of discounted lease rentals) during 1996, 1995 and 1994, respectively. The Partnership purchased the equipment at CAII's cost, plus reimbursement of other acquisition costs subject to the limitations discussed above, as provided for in the Partnership Agreement.


     Payable to Affiliates
     ---------------------

       Payable to affiliates consists primarily of management fees and direct services payable to the general partner.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued

8.   Tax Information (Unaudited)
     ---------------------------

     The following reconciles net income for financial reporting purposes to income (loss) for federal income tax purposes for the years ended December 31,:


                                                  1996               1995             1994
                                                  ----               ----             ----

     Net income per financial statements      $  2,239,112       $  2,943,220     $  2,793,164
     Differences due to:
       Direct finance leases                     2,949,142          6,912,037        3,850,926
       Depreciation                             (2,802,075)        (3,451,073)      (5,962,181)
       Provision for losses                      1,130,000            605,000          483,383
       Gain (loss) on sale of equipment         (2,624,981)         1,482,212         (241,732)
       Other                                       302,689            232,461           49,587
                                              ------------       ------------     ------------
     Partnership income (loss) for
       federal income tax purposes            $  1,193,887       $  8,723,857     $    973,147
                                              ============       ============     ============


     As of December 31, 1996, the partners' capital accounts per the accompanying financial statements totaled $14,853,921 compared to partners' capital accounts for federal income tax purposes of $19,440,267. The difference arises primarily from commissions reported as a reduction in partners' capital for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation and provisions for losses.


9.   Concentration of Credit Risk
     ----------------------------

     As of December 31, 1996, approximately 53% of the Partnership's equipment under lease was leased to investment grade lessees. Pursuant to the Partnership Agreement, an investment grade lessee is a company (1) with a credit rating of not less than Baa as determined by Moody's Investor Services, Inc., (2) that has a comparable credit rating as determined by other recognized credit rating services or, (3) if the lessee is not rated, then a lessee whom the general partner believes would have received a rating of Baa, or better, if the lessee would have been rated.

     The Partnership's cash balance is maintained with a high credit quality financial institution. At times such balances may exceed the FDIC insurance limit due to the receipt of lockbox amounts that have not cleared the presentment bank (generally for less than two days). As funds become available, they are invested in a money market mutual fund.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued

10.  Bankrupt Lessees
     ----------------

     Anchor Glass filed for protection under Chapter 11 of the bankruptcy code on September 13, 1996. The aggregate net book value with this lessee was $269,085 at December 31, 1996. Potential outcomes are (i) the lessee affirms its leases and the Partnership collects all rents due under the leases or (ii) the lessee rejects the leases and returns the underlying equipment to the Partnership. If the leases are rejected and the equipment is returned to the Partnership or sold to a third party, it is possible that remarketing proceeds will be less than the net book value of the equipment. However, if the lessee affirms the leases, the Partnership would not be subject to a loss. The lessee has not made its intentions known at this time and, accordingly, the amount of loss, if any, cannot be determined as of December 31, 1996. Regardless of the lessee's decision to accept or reject the leases, the general partner believes that the ultimate outcome will not have a material adverse impact on the Partnership's financial position or results of operations.

11.  Disclosures about Fair Value of Financial Instruments
     -----------------------------------------------------

     Statement of Financial Standards No. 107 ("SFAS No. 107"), Disclosures about Fair Value of Financial Instruments specifically excludes certain items from its disclosure requirements such as the Partnership's investment in leased assets. The carrying amounts at December 31, 1996 for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, payable to affiliates, rents and sale proceeds received in advance and distributions payable to partners approximate their fair values due to the short maturity of these instruments.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



THE PARTNERS
CAPITAL PREFERRED YIELD FUND, A
    A CALIFORNIA LIMITED PARTNERSHIP:

Under date of January 31, 1997, we reported on the balance sheets of Capital Preferred Yield Fund, a California Limited Partnership, as of December 31, 1996 and 1995, and the related statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the Partnership's annual report on Form 10-K for the year 1996. In connection with our audits of the aforemen tioned financial statements, we have also audited the related financial statement Schedule II, as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                           /s/KPMG Peat Marwick LLP
                                           ------------------------
                                           KPMG Peat Marwick LLP



Denver, Colorado
January 31, 1997

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                     SCHEDULE II - VALUATION AND QUALIFYING
                    ACCOUNTS for the years ended December 31,
                               1996, 1995 and 1994



        COLUMN A                               COLUMN B                   COLUMN C                  COLUMN D     COLUMN E
-------------------------------              -----------       ------------------------------    -------------   ---------
                                                                                 Additions
                                                                               (Deductions)
                                              Balance at       Additions        charged to                        Balance
                                              beginning        charged to    other accounts -     Deductions -    at end
Classification                                of period         expenses    describe (1)-(2)     describe (3)    of period
--------------                               -----------       ----------   -----------------    -------------   ---------

            1996
-------------------------------
Allowance for losses:
  Accounts receivable                        $    5,000        $         -    $        -         $        -      $     5,000
  Equipment on operating leases                 673,003          1,130,000      (749,298)          (810,945)         242,760
                                             ----------         ----------    ----------         ----------      -----------

     Totals                                  $  678,003        $ 1,130,000    $ (749,298)        $ (810,945)     $   247,760
                                             ==========         ==========    ==========         ==========      ===========


            1995
-------------------------------
Allowance for losses:
  Accounts receivable                        $    5,000         $        -    $        -         $        -      $     5,000
  Equipment on operating leases               1,200,614            605,000      (279,290)          (853,321)         673,003
                                             ----------         ----------    ----------         ----------      -----------

     Totals                                  $1,205,614         $  605,000    $ (279,290)        $ (853,321)     $   678,003
                                             ==========         ==========    ==========         ==========      ===========


            1994
-------------------------------
Allowance for losses:
  Accounts receivable                        $  195,362         $   25,000    $ (206,117)        $   (9,245)     $     5,000
  Equipment on operating leases                 265,544            467,628       467,442                  -        1,200,614
                                             ----------         ----------    ----------         ----------      -----------

     Totals                                  $  460,906         $  492,628    $  261,325         $   (9,245)     $ 1,205,614
                                             ==========         ==========    ==========         ==========      ===========


(1)  Primarily represents reclassifications between allowance categories.

(2) Represents offsetting entries to the individual accounts comprising the net investment in direct finance leases for adjustments made to estimated residual values.

(3)  Represents charge-offs against allowance and recoveries.



                 See accompanying independent auditors' report.

Item 9.  Disagreements on Accounting and Financial Disclosure
         ----------------------------------------------------

None


Item 10. Directors and Executive Officers of the Partnership
         ---------------------------------------------------

The Partnership has no officers and directors. The general partner manages and controls the affairs of the Partnership and has general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the general partner is as follows:

                         CAI Partners Management Company


            Name                         Positions Held
            ----                         --------------

     John F. Olmstead           President and Director

     Dennis J. Lacey            Senior Vice President and Director

     John E. Christensen        Senior  Vice President,  Principal Financial and
                                Chief Administrative Officer and Director

     Anthony M. DiPaolo         Senior Vice  President, Assistant  Secretary and
                                Director

     Daniel J. Waller           Vice President and Director

     Richard H. Abernethy       Vice President and Director

     John A. Reed               Vice President, Assistant Secretary and Director

     Robert A. Golden           Vice President and Director

     David J. Anderson          Chief Accounting Officer and Secretary


JOHN F. OLMSTEAD, age 52, joined CAII as Vice President in December, 1988, is a Senior Vice President of CAI and CAII and is head of CAII's Public Equity division. He has served as Chairman of the Board for Neo-kam Industries, Inc., Matchless Metal Polish Company, Inc. and ACL, Inc. for more than 5 years. He has over 20 years of experience holding various positions of responsibility in the leasing industry. Mr. Olmstead holds a Bachelor of Science degree from Indiana University and a Juris Doctorate degree from Indiana Law School.

         ---------------------------------------------------

DENNIS J. LACEY, age 43, joined CAI as Vice President, Operations, in October 1989. Mr. Lacey was appointed Treasurer on January 1, 1991, Chief Financial Officer on April 11, 1991, a director on July 19, 1991, and President and Chief Executive Officer on September 6, 1991. Prior to joining CAI, Mr. Lacey was an audit partner for the public accounting firm of Coopers & Lybrand. Mr. Lacey is also a director and senior officer of CAII, CAI Equipment Leasing I Corp., CAI Equipment Leasing II Corp., CAI Equipment Leasing III Corp., CAI Equipment Leasing IV Corp., CAI Equipment Leasing V Corp., CAI Leasing Canada, Ltd., CAI Partners Management Company, CAI Securities Corporation, CAI Lease Securitization I Corp. and Capital Equipment Corporation (collectively referred to herein as the "CAI Affiliates"), all of which are first- or second-tier wholly-owned subsidiaries of CAI.

JOHN E. CHRISTENSEN, age 49, joined CAII as Vice President and Treasurer in November 1988. He now serves as Senior Vice President, Finance and Chief Financial Officer of CAI and CAII. Mr. Christensen previously held senior management positions at Maxicare Health Plans, Inc., Global Marine, Inc. and Santa Fe International, Inc. Mr. Christensen obtained his MBA in Finance from the University of Michigan and his Bachelor of Arts degree from Michigan State University.

ANTHONY M. DIPAOLO, age 37, joined CAII in July 1990 as an Assistant Treasurer and is currently Senior Vice President-Business Development. He has also held the positions of Senior Vice President-Controller and Assistant Vice President-Credit Administration for the Company. Mr. DiPaolo has held financial management positions as Chief Financial Officer for Mile High Kennel Club, Inc. from 1988 to 1990 and was Vice President/Controller for VICORP Restaurants, Inc. from 1986 through 1988. Mr. DiPaolo holds a Bachelor of Science degree in Accounting from the University of Denver.

DANIEL J. WALLER, age 38, joined CAII in July 1990, as a manager of Investor Relations. Mr. Waller assumed the responsibility for the asset management department a short time later, and is currently Vice President, Capital Markets Group. Prior to joining CAII, Mr. Waller was an audit manager with Coopers & Lybrand for over three years and gained considerable experience in the leasing industry. While at Coopers & Lybrand, Mr. Waller held positions with the International Accounting and Auditing Committee as well as the national Auditing Directorate. Mr. Waller holds a Bachelor of Arts degree in accounting from the University of Northern Iowa.

RICHARD H. ABERNETHY, age 42, joined CAII in April 1992 as Equipment Valuation Manager and currently serves as Vice President of Asset Management. Mr. Abernethy has thirteen years experience in the leasing industry, including prior positions with Barclays Leasing Inc., from November 1986 to February 1992, and Budd Leasing Corporation, from January 1981 to November 1986. Mr. Abernethy holds a Bachelor of Arts in Business Administration from the University of North Carolina at Charlotte.

JOHN A. REED, age 41, joined CAII in January 1990 as the Tax Director and Assistant Secretary. Mr. Reed is currently the Vice President of Marketing and is responsible for all lease documentation and management of transaction structuring and processing. Prior to joining the Marketing Department, Mr. Reed was Vice President of Credit and Debt Administration. He spent seven and one half years with Coopers & Lybrand in the Tax Department and served on CAII's tax consulting engagement during that time. Mr. Reed holds a Bachelor of Arts degree in Social Sciences and Masters of Science in Accounting, from Colorado State University.

         ---------------------------------------------------

ROBERT A. GOLDEN, age 51, is Vice President and the National Sales Manager of the Company. Mr. Golden joined the Company in 1993 as a Branch Manager. He was promoted to his current position in September 1994. Prior to joining the Company, he was an Executive Vice President with the U.S. Funds Group, President of BoCon Capital Group and Vice President with Ellco/GE Capital for fifteen years. Mr. Golden is an officer, but not a director, of CAII.

DAVID J. ANDERSON, age 43, joined CAII in August 1990 as Manager of Billing & Collections and currently serves as Assistant Vice-President/Chief Accounting Officer. Prior to joining CAII, Mr. Anderson was Vice- President/Controller for Systems Marketing, Inc., from 1985 to 1990, and previous to that working in several senior staff positions at the Los Alamos National Laboratory and with Ernst & Whinney. Mr. Anderson holds a Bachelor of Business Administration degree in Accounting from the University of Wisconsin.


Item 11. Executive Compensation
         ----------------------

No compensation was paid by the Partnership to the officers and directors of the general partner. See Item 13 of this Report, "Certain Relationships and Related Transactions", for a description of the compensation and fees paid to the general partner and its affiliates by the Partnership during 1996.


Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

         (a) As of he date hereof, no person is known by the Partnership to be the beneficial owner of more than 5% of the Class A limited partner units of the Partnership. The Partnership has no directors or officers, and neither the general partner nor the Class B limited partner of the Partnership own any Class A limited partner units.

               CAII, the parent of the general partner, owns 100% of the Partnership's Class B limited partner interest.

               CAI Partners Management Company owns 100% of the Partnership's general partner interest.

               The names and addresses of the general partner and the Class B limited partner are as follows:

               General Partner
               ---------------

               CAI Partners Management Company
               7175 West Jefferson Avenue
               Suite 4000
               Lakewood, Colorado 80235

Item 12. Security  Ownership  of  Certain  Beneficial  Owners  and   Management,
         -----------------------------------------------------------------------
         continued

            Class B Limited Partner
            -----------------------

            Capital Associates International, Inc.
            7175 West Jefferson Avenue
            Suite 4000
            Lakewood, Colorado 80235

         (b) No directors or officers of the general partner or the Class B limited partner owned any Class A limited partner units as of December 31, 1996.

         (c) The Partnership knows of no arrangements, the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------
The general partner and its affiliates  receive  certain types of  compensation,
fees  or  other   distributions   in  connection  with  the  operations  of  the
Partnership.

Following is a summary of the amounts paid or payable to the general partner and its affiliates during 1996:

Management Fees
---------------

The general partner receives a monthly fee as compensation for services rendered in connection with managing the Partnership's equipment in an amount equal to the lesser of (i) 5% of gross rentals received by the Partnership (but limited to 2% of gross rentals received in the case of full payout leases), or (ii) the fee which the general partner reasonably believes to be competitive with that which would be charged by a non-affiliate for rendering comparable services. Management fees of $702,219 were earned by the general partner during 1996.

Accountable General and Administrative Expenses
-----------------------------------------------

The general partner is entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the Partnership's operations. Such reimbursable expenses amounted to $101,145 during 1996.

Additionally, the general partner receives 4.5% of Partnership cash distributions, and is allocated certain Partnership income and gain, relating to its general partner interest in the Partnership. Distributions paid and net income allocated to the general partner totaled $544,780 for 1996. Distributions paid and net income allocated to the Class B limited partner totaled $600,923 and $119,075, respectively, for 1996.

         ----------------------------------------------

During 1996, the Partnership acquired the equipment described below from CAII:



                                                                                              Cost to
                                                                                            Partnership
                                                                                             Including
   Date                                                                        Cost to      Acquisition         Debt        Annual
Purchased           Lessee            Term      Equipment Description            CAII           Fees*          Assumed      Rents
---------           ------            ----      ---------------------          -------      -----------        -------      ------

02/06/96   Consolidated Diesel Co      36       Copier                     $    11,945      $    11,945         $ 0      $   4,213
03/01/96   Consolidated Diesel Co      36       Boring machine                  28,500           28,500           0          8,587
04/26/96   Alliant Techsystems, Inc.   36       Computer equipment             210,160          210,160           0         62,217
05/01/96   Wagner College              24       Computer equipment              68,722           68,722           0         29,300
06/01/96   Henry General Hospital      60       Medical equipment              112,000          112,000           0         56,244
07/01/96   Wagner College              24       Computer equipment              76,854           76,854           0         32,767
07/16/96   Wagner College              24       Computer equipment              33,604           33,604           0         24,509
08/22/96   Wagner College              24       Computer equipment              67,527           67,527           0         29,204
09/18/96   Sarif                       36       Manufacturing                  610,000          610,000           0        211,987
10/23/96   Wagner College              24       Computer equipment              47,257           47,257           0         40,703
                                                                           -----------      -----------         ---      ---------

                                                                           $ 1,266,569      $ 1,266,569         $ 0      $ 499,731
                                                                           ===========      ===========         ===      =========



* The lower of (a) the price for the equipment plus all costs incurred in maintaining the equipment (including, without limitation, the reasonable, necessary and actual expenses, as determined in accordance with generally accepted accounting principles, of storage, carrying, warehousing, repair, marketing, financing and taxes) from the date of acquisition thereof, provided that any proceeds accrued from the first basic rent date thereof and retained by the general partner or an affiliate thereof from leasing the equipment or any other arrangement with respect to the equipment shall be deemed a credit towards the purchase price paid by the Partnership, or
     (b) the fair market value of such equipment, as determined by an independent nationally recognized appraiser selected by the general partner.


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

        (a)
        and
        (d)    The following documents are filed as part of this Report:

               1.  Financial Statements

               2.  Financial Statement Schedule

        (b) The Partnership did not file any reports on Form 8-K during the three months ended December 31, 1996.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

         (c)   Exhibits required to be filed.

               Exhibit                      Exhibit
               Number                        Name
               -------                      -------

                4.1* Capital Preferred Yield Fun d Limited Partnership Agreement dated July 13, 1989 filed as Exhibit 4.1 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990.

                4.2* First Amendment to Limited Partnership Agreement dated December 31, 1991. (Filed April 1, 1992.)

                4.3* Second Amendment to Limited Partnership Agreement dated March 31, 1992. (Filed May 15, 1992.)


                * Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to the document previously filed with the Commission.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 10, 1997              Capital Preferred Yield Fund,
                                     A California Limited Partnership
                                     By:  CAI Partners Management Company

                                     By:  /s/John F. Olmstead
                                          --------------------------------
                                          John F. Olmstead
                                          President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on March 10, 1997.

Signature                                Title
---------                                -----

/s/John F. Olmstead
------------------------
John F. Olmstead                President and Director


/s/Dennis J. Lacey
------------------------
Dennis J. Lacey                 Senior Vice President and Director


/s/John E. Christensen
------------------------
John E. Christensen             Senior Vice  President, Principal  Financial and
                                Chief Administrative Officer and Director

/s/Anthony M. DiPaolo
------------------------
Anthony M. DiPaolo              Senior  Vice President, Assistant  Secretary and
                                Director

/s/Daniel J. Waller
------------------------
Daniel J. Waller                Vice President and Director


/s/Richard H. Abernethy
------------------------
Richard H. Abernethy            Vice President and Director


/s/John A. Reed
------------------------
John A. Reed                    Vice President, Assistant Secretary and Director


/s/Robert A. Golden
------------------------
Robert A. Golden                Vice President and Director


/s/David J. Anderson
------------------------
David J. Anderson               Chief Accounting Officer and Secretary