Form 10-Q
period 1997-03-31
CAPITAL PREFERRED YIELD FUND
filed 1997-05-06
CIK 853158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 1997
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    ---------------------

Commission file number                                0-19164
                       ---------------------------------------------------------

               Capital Preferred Yield Fund, A California Limited
       ------------------------------------------------------------------
       Partnership (Exact name of registrant as specified in its charter)


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
                                       -----     -----

                        Exhibit Index appears on Page 12

                               Page 1 of 13 Pages

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                                 March 31, 1997


                                Table of Contents
                                -----------------


PART I.   FINANCIAL INFORMATION                                           PAGE
                                                                          ----

     Item 1.  Financial Statements (Unaudited)

              Balance Sheets-March 31, 1997 and December 31, 1996           3

              Statements of Income - Three  months ended
              March 31, 1997 and 1996                                       4

              Statements of Cash Flows - Three months ended
              March 31, 1997 and 1996                                       5

              Notes to Financial Statements                                 6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                8-11


PART II.  OTHER INFORMATION


     Item 1.  Legal Proceedings                                             12

     Item 6.  Exhibits and Reports on Form 8-K                              12

              Signature                                                     13

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                         March 31,  December 31,
                                                           1997         1996
                                                       -----------   -----------

Cash and cash equivalents                              $ 2,502,653   $ 2,672,112
Accounts receivable, net                                   356,988       390,607
Equipment held for sale or re-lease                      1,540,135     1,081,841
Net investment in direct finance leases                  4,577,934     5,316,787
Leased equipment, net                                   10,944,706    13,519,836
                                                       -----------   -----------

         Total assets                                  $19,922,416   $22,981,183
                                                       ===========   ===========

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Payable to affiliates                             $    70,003   $    65,370
     Accounts payable and accrued liabilities              710,270       821,791
     Rents received in advance                             140,871       230,501
     Distributions payable to partners                   1,058,795     1,317,409
     Discounted lease rentals                            3,654,949     4,363,104
     Financed operating lease rentals                    1,287,078     1,329,087
                                                       -----------   -----------

         Total liabilities                               6,921,966     8,127,262
                                                       -----------   -----------

Partners' capital:
     General partner                                             -             -
     Limited partners:
         Class A                                        10,469,580    12,199,688
         Class B                                         2,530,870     2,654,233
                                                       -----------   -----------

         Total partners' capital                        13,000,450    14,853,921
                                                       -----------   -----------

         Total liabilities and partners' capital       $19,922,416   $22,981,183
                                                       ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                         -----------------------
                                                            1997        1996
                                                         ----------   ----------
Revenue:
  Operating lease rentals                                $1,562,212   $2,546,405
  Direct finance lease income                               249,422      254,425
  Equipment sales margin                                    127,494      169,537
  Interest income                                            20,068       52,187
                                                         ----------   ----------
         Total revenue                                    1,959,196    3,022,554
                                                         ----------   ----------

Expenses:
  Depreciation and amortization                           1,008,536    1,888,279
  Management fees paid to general partner                   113,104      182,140
  Direct services from general partner                       45,091       25,723
  Interest on discounted lease rentals                       70,192      163,324
  Interest on financed operating lease rentals               13,157       29,170
  General and administrative                                 65,909       63,724
  Provision for losses                                      125,000      375,000
                                                         ----------   ----------
         Total expenses                                   1,440,989    2,727,360
                                                         ----------   ----------

Net income                                               $  518,207   $  295,194
                                                         ==========   ==========

Net income allocated:
  To the general partner                                 $  106,168   $  103,416
  To the Class A limited partners                           383,084      178,297
  To the Class B limited partner                             28,955       13,481
                                                         ----------   ----------

                                                         $  518,207   $  295,194
                                                         ==========   ==========
  Net income per weighted average Class A
      limited partner units outstanding                  $     1.52   $      .70
                                                         ==========   ==========

  Weighted average Class A limited partner
       unit outstanding                                     251,709      253,163
                                                         ==========   ==========



   The accompanying notes are an integral part of these financial statements.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                    Three months ended
                                                                         March 31,
                                                                 --------------------------
                                                                    1997           1996
                                                                 -----------    -----------

Net cash provided by operating activities                        $ 3,210,879    $ 3,957,563
                                                                 -----------    -----------

Cash flows from investing activities:

  Purchases from affiliate of equipment on operating leases                -        (28,500)
  Investment in direct finance leases, acquired from affiliate             -        (11,945)
                                                                 -----------    -----------

Net cash used in investing activities                                      -        (40,445)
                                                                 -----------    -----------

Cash flows from financing activities:

  Principal payments on financed operating lease rentals             (42,009)       (78,874)
  Principal payments on discounted lease rentals                    (708,155)    (1,580,154)
  Distributions to partners                                       (2,617,780)    (2,303,708)
  Redemptions of limited partner units                               (12,394)       (71,346)
                                                                 -----------    -----------

Net cash used in financing activities                             (3,380,338)    (4,034,082)
                                                                 -----------    -----------

Net decrease in cash and cash equivalents                           (169,459)      (116,964)

Cash and cash equivalents at beginning of period                   2,672,112      4,492,487
                                                                 -----------    -----------

Cash and cash equivalents at end of period                       $ 2,502,653    $ 4,375,523
                                                                 ===========    ===========

Supplemental disclosure of cash flow information:
         Interest paid on discounted lease rentals               $    70,192    $   163,324
         Interest paid on financed operating lease rentals            13,157         29,170




   The accompanying notes are an integral part of these financial statements.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of the general partner, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1996 has been derived from the audited financial statements included in the Partnership's 10-K. For further information, refer to the financial statements of Capital Preferred Yield Fund, A California Limited Partnership (the "Partnership"), and the related notes, included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, previously filed with the Securities and Exchange Commission.

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

                                     Condensed Statements of
                                   Income for the three months    The effect on
                                       ended March 31,            net income of
                                   ---------------------------   changes between
                                       1997          1996            periods
                                   -----------  --------------   ---------------

Leasing margin                     $ 719,749      $ 720,057        $    (308)
Equipment sales margin               127,494        169,537          (42,043)
Interest income                       20,068         52,187          (32,119)
Management fees paid to general
  partner                           (113,104)      (182,140)          69,036
Direct services from general
  partner                            (45,091)       (25,723)         (19,368)
General and administrative           (65,909)       (63,724)          (2,185)
Provision for losses                (125,000)      (375,000)         250,000
                                   ---------      ---------        ---------
Net income                         $ 518,207      $ 295,194        $ 223,013
                                   =========      =========        =========

The Partnership is in its liquidation period as defined in the Partnership Agreement and, as expected, the Partnership is not purchasing additional equipment, initial leases are expiring and the equipment is being remarketed (i.e., re-leased, renewed, or sold). As a result, both the size of the Partnership's leasing portfolio and the amount of leasing revenue are declining (referred to in this discussion as "portfolio runoff").

LEASING MARGIN

Leasing margin consists of the following:
                                                        Three months ended
                                                             March 31,
                                                    ----------------------------
                                                       1997             1996
                                                    -----------     ------------

Operating lease rentals                             $ 1,562,212     $ 2,546,405
Direct finance lease income                             249,422         254,425
Depreciation and amortization                        (1,008,536)     (1,888,279)
Interest expense on related financed operating
  lease rentals                                         (13,157)       (29, 170)
Interest expense on related discounted
  lease rentals                                         (70,192)       (163,324)
                                                    -----------     -----------
     Leasing margin                                 $   719,749     $   720,057
                                                    ===========     ===========

     Leasing margin ratio                                    40%             26%
                                                    ===========     ===========

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

LEASING MARGIN, continued

The components of leasing margin have declined and are expected to decline further due to portfolio run-off. Leasing margin ratio increased primarily due to (i) remarketing activities, and (ii) because a portion of the Partnership's portfolio consists of operating leases financed with non-recourse debt (including both discounted lease rentals and financed operating lease rentals). Leasing margin and the related leasing margin ratio for an operating lease financed with non-recourse debt increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt is repaid.

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

Annual average 5-year U.S. Treasury Yield

         Year                               Yield
         ----                               -----

         1990                                8.37
         1991                                7.37
         1992                                6.19
         1993                                5.14
         1994                                6.69
         1995                                6.53
         1996                                6.18

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:

                                                        Three months ended
                                                             March 31,
                                                   -----------------------------
                                                      1997              1996
                                                   -----------      ------------

Equipment sales revenue                            $ 1,257,201      $   571,076
Cost of equipment sales                             (1,129,707)        (401,539)
                                                   -----------      -----------
   Equipment sales margin                          $   127,494      $   169,537
                                                   ===========      ===========

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

EQUIPMENT SALES MARGIN, continued

The Partnership is in it's liquidation period. During the liquidation period, as initial leases terminate, the equipment is being remarketed (i.e., re-leased or sold to either the original lessee or a third party) and, accordingly, the timing and amount of equipment sales cannot be projected accurately.

INTEREST INCOME

Interest income decreased due to a decrease in cash available for investment as the Partnership is in liquidation and therefore distributing excess cash to the limited partners.

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

The provision for losses recorded for the three months ended March 31, 1997 was primarily related to lessees returning mining equipment and material handling equipment to the Partnership. The Partnership had previously expected to realize the carrying value of this equipment through lease renewals and proceeds from the sale of the equipment to the original lessees. The fair market value of the equipment re-leased or sold to a third party was less than anticipated.

The provision for losses recorded during the three months ended March 31, 1996 was primarily related to the following:

-   $150,000 related to a lessee returning an aircraft to the Partnership,
- $130,000 related to equipment under lease returned to the Partnership by a lessee experiencing severe financial difficulties,
-   $95,000  related  to  lessees  returning  modular   buildings,   computer
    equipment, a telephone system and hospital equipment to the Partnership.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

PROVISION FOR LOSSES, continued

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

Direct   services  from  the  general   partner   increased   primarily  due  to
administrative costs incurred by the general partner in the remarketing of warehoused equipment.


Liquidity and Capital Resources
-------------------------------

The Partnership funds its operating activities principally with cash from rents, non-recourse debt, interest income and sales of off-lease equipment. Available cash and cash reserves of the Partnership are invested in interest bearing cash accounts and short-term U.S. Government securities pending distributions to the partners.

During the three months ended March 31, 1997, the Partnership declared distributions to the partners of $2,359,166 ($1,058,795 of which was paid during April 1997). A substantial portion of such distributions constituted a return of capital for accounting purposes. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. However, the total percentage of a partnership's return on capital over it's life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after the initial lease terms expire) have been realized at the termination of the Partnership.

The general partners currently anticipate that the Partnership will generate cash flow from operations and equipment sales during the remainder of 1997 which, when added to cash and cash equivalents on hand, should provide sufficient cash to enable the Partnership to meet its current operating requirements.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources, continued
-------------------------------

The Partnership anticipates that it will fund the remaining 1997 distributions to the limited partners (a substantial portion of which is expected to constitute returns of capital for accounting purposes) out of cash from operations and cash from sales during the remainder of 1997. Because of portfolio runoff, it is anticipated that cash from operations in 1997 will decrease relative to cash from operations in 1996. Therefore, the Partnership is not expected to have sufficient cash available in 1997 to fully fund cash distributions to the Class A limited partners at annualized rates of 13% (see discussion below). The Partnership is in its liquidation period (as defined in the Partnership Agreement) and distributions during the liquidation period will be based upon cash availability and will vary and all distributions are expected bo be a return of capital for economic purposes.

The Class B distributions of cash from operations are subordinated to the Class A limited partners receiving distributions of cash from operations, as scheduled in the Partnership Agreement (i.e., 13%). Therefore, because of the anticipated decrease in distributions to the Class A limited partners, CAII, the sole Class B limited partner, will cease receiving distributions of cash from operations at some point during 1997. The general partners currently anticipate that CAII will receive total future Class B distributions equal to approximately 25% of the Class B limited partner's capital shown on the accompanying Balance Sheets.

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


Item 6.        Exhibits and Reports on Form 8-K

               (a) None

               (b) The  Partnership did not file any  reports on Form 8-K during the three months ended March 31, 1997

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




                                    CAPITAL PREFERRED YIELD FUND
                                    A California Limited Partnership

                                    By:      CAI Partners Management Company


Dated:  May 6, 1997                 By:      /s/Anthony M. DiPaolo
                                             ---------------------
                                             Anthony M. DiPaolo
                                             Senior Vice President