Form 10-Q
period 1997-06-30
CAPITAL PREFERRED YIELD FUND
filed 1997-08-12
CIK 853158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 1997
                               -------------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission file number                           0-19164
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

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                                  June 30, 1997


                                Table of Contents
                                -----------------


PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

     Item 1.  Financial Statements (Unaudited)

              Balance Sheets-June 30, 1997 and December 31, 1996             3

              Statements of Income - Three and Six months ended
              June 30, 1997 and 1996                                         4

              Statements of Cash Flows - Six months ended
              June 30, 1997 and 1996                                         5

              Notes to Financial Statements                                  6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     7-11


PART II. OTHER INFORMATION


     Item 1.  Legal Proceedings                                             12

     Item 6.  Exhibits and Reports on Form 8-K                              12

              Signature                                                     13

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                       June 30,     December 31,
                                                         1997           1996
                                                      -----------   ------------

Cash and cash equivalents                             $ 1,620,062   $ 2,672,112
Accounts receivable, net                                  373,753       390,607
Equipment held for sale or re-lease                     1,541,418     1,081,841
Net investment in direct finance leases                 3,972,977     5,316,787
Leased equipment, net                                   9,623,951    13,519,836
                                                      -----------   -----------

         Total assets                                 $17,132,161   $22,981,183
                                                      ===========   ===========

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
     Payable to affiliates                            $    46,695   $    65,370
     Accounts payable and accrued liabilities             808,527       821,791
     Rents received in advance                            152,811       230,501
     Distributions payable to partners                    873,109     1,317,409
     Discounted lease rentals                           2,875,095     4,363,104
     Financed operating lease rentals                   1,212,504     1,329,087
                                                      -----------   -----------

         Total liabilities                              5,968,741     8,127,262
                                                      -----------   -----------

PARTNERS' CAPITAL:
     General partner                                            -             -
     Limited partners:
         Class A                                        8,747,022    12,199,688
         Class B                                        2,416,398     2,654,233
                                                      -----------   -----------

         Total partners' capital                       11,163,420    14,853,921
                                                      -----------   -----------

         Total liabilities and partners' capital      $17,132,161   $22,981,183
                                                      ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                           Three Months Ended            Six Months Ended
                                                                June 30,                     June 30,
                                                       -------------------------     -------------------------
                                                          1997           1996           1997          1996
                                                       ----------     ----------     ----------     ----------

REVENUE:
  Operating lease rentals                              $1,606,275     $2,339,550     $3,168,487     $4,885,955
  Direct finance lease income                             264,957        301,665        514,379        556,090
  Equipment sales margin                                  110,068        222,562        237,562        392,099
  Interest income                                          22,102         49,853         42,170        102,040
                                                       ----------     ----------     ----------     ----------
         Total revenue                                  2,003,402      2,913,630      3,962,598      5,936,184
                                                       ----------     ----------     ----------     ----------

EXPENSES:
  Depreciation and amortization                           936,231      1,591,957      1,944,767      3,480,236
  Management fees paid to general partner                 112,996        169,630        226,100        351,770
  Direct services from general partner                     39,058         30,601         84,149         56,324
  Interest on discounted lease rentals                     55,031        137,025        125,223        300,349
  Interest on financed operating lease rentals             13,505         27,785         26,662         56,955
  General and administrative                               96,233        234,432        162,142        298,156
  Provision for losses                                    100,000        430,000        225,000        805,000
                                                       ----------     ----------     ----------     ----------
         Total expenses                                 1,353,054      2,621,430      2,794,043      5,348,790
                                                       ----------     ----------     ----------     ----------

NET INCOME                                             $  650,348     $  292,200     $1,168,555     $  587,394
                                                       ==========     ==========     ==========     ==========

NET INCOME ALLOCATED:
  To the general partner                               $  111,785     $  103,324     $  217,953     $  206,740
  To the Class A limited partners                         500,718        175,600        883,802        353,897
  To the Class B limited partner                           37,845         13,276         66,800         26,757
                                                       ----------     ----------     ----------     ----------

                                                       $  650,348     $  292,200     $1,168,555     $  587,394
                                                       ==========     ==========     ==========     ==========
  Net income per weighted average Class A
      limited partner units outstanding                $     1.99     $     0.69     $     3.51     $     1.40
                                                       ==========     ==========     ==========     ==========

  Weighted average Class A limited
      partner unit outstanding                            251,614        252,826        251,661        252,992
                                                       ==========     ==========     ==========     ==========



   The accompanying notes are an integral part of these financial statements.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                         Six months ended
                                                                            June 30,
                                                                    --------------------------
                                                                       1997           1996
                                                                    -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                           $ 5,855,778    $ 8,289,716
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases from affiliate of equipment on operating leases                   -       (496,235)
  Investment in direct finance leases, acquired from affiliate                -        (11,945)
                                                                    -----------    -----------

Net cash used in investing activities                                         -       (508,180)
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on financed operating lease rentals               (232,463)      (152,376)
  Principal payments on discounted lease rentals                     (1,372,128)    (2,848,810)
  Distributions to partners                                          (5,287,568)    (4,622,570)
  Redemptions of limited partner units                                  (15,669)       (89,538)
                                                                    -----------    -----------

Net cash used in financing activities                                (6,907,828)    (7,713,294)
                                                                    -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (1,052,050)        68,242

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      2,672,112      4,492,487
                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 1,620,062    $ 4,560,729
                                                                    ===========    ===========

Supplemental disclosure of cash flow information:
  Interest paid on discounted lease rentals                         $   125,223    $   300,349
  Interest paid on financed operating lease rentals                      26,662         56,955





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



                                                Condensed Statements                          Condensed Statements
                                                   of Income for           The effect on         of Income for         The effect on
                                                  the three months           net income          the six months          net income
                                                   ended June 30,            of changes          ended June 30,          of changes
                                             --------------------------       between      --------------------------     between
                                                 1997          1996           periods         1997          1996          periods
                                             ------------  ------------    -------------   ------------  ------------  -------------

Leasing margin                               $   866,465    $   884,448    $   (17,983)    $ 1,586,214    $ 1,604,505   $   (18,291)
Equipment sales margin                           110,068        222,562       (112,494)        237,562        392,099      (154,537)
Interest income                                   22,102         49,853        (27,751)         42,170        102,040       (59,870)
Management fees paid to general partner         (112,996)      (169,630)        56,634        (226,100)      (351,770)      125,670
Direct services from general partner             (39,058)      (30, 601)        (8,457)        (84,149)       (56,324)      (27,825)
General and administrative                       (96,233)      (234,432)       138,199        (162,142)      (298,156)      136,014
Provision for losses                            (100,000)      (430,000)       330,000        (225,000)      (805,000)      580,000
                                             -----------    -----------    -----------     -----------    -----------   -----------
Net income                                   $   650,348    $   292,200    $   358,148     $ 1,168,555    $   587,394   $   581,161
                                             ===========    ===========    ===========     ===========    ===========   ===========


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

LEASING MARGIN

Leasing margin consists of the following:


                                                   Three months ended                   Six months ended
                                                       June 30,                             June 30,
                                             ------------------------------      ------------------------------
                                                 1997              1996              1997              1996
                                             ------------      ------------      ------------      ------------

Operating lease rentals                      $ 1,606,275       $ 2,339,550       $ 3,168,487       $ 4,885,955
Direct financing lease income                    264,957           301,665           514,379           556,090
Depreciation and amortization                   (936,231)       (1,591,957)       (1,944,767)       (3,480,236)
Interest expense on related financed
operating lease rentals                          (13,505)          (27,785)          (26,662)          (56,955)
Interest expense on related discounted
lease rentals                                    (55,031)         (137,025)         (125,223)         (300,349)
                                             -----------       -----------       -----------       -----------
Leasing margin                               $   866,465       $   884,448       $ 1,586,214       $ 1,604,505
                                             ===========       ===========       ===========       ===========

Leasing margin ratio                                  46%               33%               43%               29%
                                             ===========       ===========       ===========       ===========


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

The ultimate rate of return on leases depends, in part, on the general level of interest rates at the time the leases are originated, as well as future equipment values and on-going lessee creditworthiness. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate changes in the capital markets). Interest rates declined from 1990 until the early part of 1994. The lease rates on equipment purchased by the Partnership during this period reflect this low interest rate environment. This will result in corresponding reductions in the ultimate overall yields to the partners. Annual average 5-year U.S. Treasury yields for the past seven years were as follows:

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

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:

                              Three months ended           Six months ended
                                   June 30,                    June 30,
                          --------------------------  --------------------------
                             1997         1996            1997          1996
                          -----------  ------------   ------------  ------------

Equipment sales revenue   $  220,845   $ 1,326,693    $ 1,478,046   $ 1,897,769
Cost of equipment sales     (110,777)   (1,104,131)    (1,240,484)   (1,505,670)
                          ----------   -----------    -----------   -----------

 Equipment sales margin   $  110,068   $   222,562    $   237,562   $   392,099
                          ==========   ===========    ===========   ===========

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

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

PROVISION FOR LOSSES, continued

The provision for losses recorded for the six months ended June 30, 1997 was primarily related to lessees returning equipment to the Partnership. The Partnership had previously expected to realize the carrying value of this equipment through lease renewals and proceeds from the sale of the equipment to the original lessees. The fair market value of the equipment re-leased or sold to a third party was less than anticipated.

The provision for losses recorded during the six months ended June 30, 1996 was primarily related to the following:

-   $320,000 related to bankrupt lessees,

-   $150,000 related to a lessee returning an aircraft to the Partnership,

- $130,000 related to equipment under lease returned to the Partnership by a lessee experiencing severe financial difficulties,

- $95,000 related to lessees returning modular buildings, computer equipment, a telephone system and hospital equipment to the Partnership,

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

Direct   services  from  the  general   partner   increased   primarily  due  to
administrative costs incurred by the general partner in the remarketing of warehoused equipment. General and administrative expenses for the three and six months ended June 30, 1996 included $104,027 reimbursed to the general partner for insurance costs related to prior years.

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

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources, continued
-------------------------------

During the three months ended June 30, 1997, the Partnership declared distributions to the partners of $2,484,102 ($873,108 of which was paid during July 1997). A substantial portion of such distributions constituted a return of capital for accounting purposes. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. However, the total percentage of a partnership's return on capital over it's life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after the initial lease terms expire) have been realized at the termination of the Partnership.

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


Item 6.   Exhibits and Reports on Form 8-K

          (a)  None

          (b) The Partnership did not file any reports on Form 8-K during the three months ended June 30, 1997

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    CAPITAL PREFERRED YIELD FUND

                                    A California Limited Partnership

                                    By:      CAI Partners Management Company


Dated:  August 12, 1997             By:      /s/Anthony M. DiPaolo
                                             ---------------------
                                             Anthony M. DiPaolo
                                             Senior Vice President