Form 10-Q
period 1997-09-30
CAPITAL PREFERRED YIELD FUND
filed 1997-11-13
CIK 853158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   September 30, 1997
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission file number                             0-19164
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

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                               September 30, 1997


                                Table of Contents
                                -----------------


PART I.     FINANCIAL INFORMATION                                           PAGE

   Item 1.  Financial Statements (Unaudited)

            Balance Sheets-September 30, 1997 and December 31, 1996          3

            Statements of Income - Three and Nine months ended
            September 30, 1997 and 1996                                      4

            Statements of Cash Flows - Nine months ended
            September 30, 1997 and 1996                                      5

            Notes to Financial Statements                                    6

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       7-11


PART II.    OTHER INFORMATION


   Item 1.  Legal Proceedings                                                12

   Item 6.  Exhibits and Reports on Form 8-K                                 12

            Signature                                                        13

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                     September 30,  December 31,
                                                         1997            1996
                                                     -----------    ------------

Cash and cash equivalents                            $   937,563   $ 2,672,112
Accounts receivable, net                                 297,986       390,607
Equipment held for sale or re-lease                    1,448,970     1,081,841
Net investment in direct finance leases                3,659,627     5,316,787
Leased equipment, net                                  8,593,160    13,519,836
                                                     -----------   -----------

         Total assets                                $14,937,306   $22,981,183
                                                     ===========   ===========

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Payable to affiliates                           $    44,691   $    65,370
     Accounts payable and accrued liabilities            638,371       821,791
     Rents received in advance                           210,048       230,501
     Distributions payable to partners                   470,690     1,317,409
     Discounted lease rentals                          2,211,818     4,363,104
     Financed operating lease rentals                  1,198,980     1,329,087
                                                     -----------   -----------

         Total liabilities                             4,774,598     8,127,262
                                                     -----------   -----------

Partners' capital:
     General partner                                           -             -
     Limited partners:
         Class A                                       7,865,615    12,199,688
         Class B                                       2,297,093     2,654,233
                                                     -----------   -----------

         Total partners' capital                      10,162,708    14,853,921
                                                     -----------   -----------

         Total liabilities and partners' capital     $14,937,306   $22,981,183
                                                     ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                              STATEMENTS OF INCOME
                                   (Unaudited)




                                                       Three Months Ended               Nine Months Ended
                                                           September 30,                  September 30,
                                                  ------------------------------   -----------------------------
                                                      1997              1996           1997            1996
                                                  -------------     ------------   -------------    ------------

REVENUE:
  Operating lease rentals                         $ 1,301,572        $ 2,229,013   $ 4,470,059      $ 7,114,968
  Direct finance lease income                         237,433            335,366       751,812          891,456
  Equipment sales margin                               58,711            939,667       296,273        1,331,766
  Interest income                                      11,474             52,125        53,644          154,165
                                                  -----------        -----------   -----------      -----------
         Total revenue                              1,609,190          3,556,171     5,571,788        9,492,355
                                                  -----------        -----------   -----------      -----------

EXPENSES:
  Depreciation and amortization                       805,863          1,457,668     2,750,630        4,937,904
  Management fees paid to general partner             104,357            193,093       330,457          544,863
  Direct services from general partner                 31,220             17,647       115,369           73,971
  Interest on discounted lease rentals                 40,895            114,142       166,118          414,491
  Interest on financed operating lease rentals         11,597             18,685        38,259           75,640
  General and administrative                           51,551             70,232       213,693          368,388
  Provision for losses                                 25,000                  -       250,000          805,000
                                                  -----------        -----------   -----------      -----------
         Total expenses                             1,070,483          1,871,467     3,864,526        7,220,257
                                                  -----------        -----------   -----------      -----------

NET INCOME                                        $   538,707        $ 1,684,704   $ 1,707,262      $ 2,272,098
                                                  ===========        ===========   ===========      ===========

NET INCOME ALLOCATED:
  To the general partner                          $    68,905        $   170,752   $   286,858      $   377,492
  To the Class A limited partners                     436,789          1,407,573     1,320,591        1,761,470
  To the Class B limited partner                       33,013            106,379        99,813          133,136
                                                  -----------        -----------   -----------      -----------

                                                  $   538,707        $ 1,684,704   $ 1,707,262      $ 2,272,098
                                                  ===========        ===========   ===========      ===========
  Net income per weighted average Class A
      limited partner units outstanding           $      1.74        $      5.57   $      5.25      $      6.97
                                                  ===========        ===========   ===========      ===========

  Weighted average Class A limited
      partner unit outstanding                        251,507            252,492       251,609          252,820
                                                  ===========        ===========   ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                           Nine months ended
                                                                             September 30,
                                                                   ----------------------------------
                                                                       1997                  1996
                                                                   ------------         -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                          $  7,791,920         $  12,876,256
                                                                   ------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases from affiliate of equipment on operating leases                   -            (1,095,366)
  Investment in direct finance leases, acquired from affiliate                -              (123,945)
                                                                   ------------         -------------

Net cash used in investing activities                                         -            (1,219,311)
                                                                   ------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on financed operating lease rentals               (245,988)             (130,841)
  Principal payments on discounted lease rentals                     (2,035,405)           (4,012,049)
  Distributions to partners                                          (7,221,208)           (7,823,079)
  Redemptions of limited partner units                                  (23,868)             (113,776)
                                                                   ------------         -------------

Net cash used in financing activities                                (9,526,469)          (12,079,745)
                                                                   ------------         -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (1,734,549)             (422,800)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      2,672,112             4,492,487
                                                                   ------------         -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $    937,563         $   4,069,687
                                                                   ============         =============

Supplemental disclosure of cash flow information:
         Interest paid on discounted lease rentals                      166,118         $     414,491
         Interest paid on financed operating lease rentals               38,259                75,640






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


                                    Condensed Statements                           Condensed Statements
                                        of Income for          The effect on          of Income for          The effect on
                                      the three months          net income           the nine months           net income
                                     ended September 30,        of changes         ended September 30,         of changes
                                  -------------------------      between        --------------------------       between
                                     1997          1996          periods           1997           1996          periods
                                  ----------    -----------   -------------     -----------    -----------    -------------

Leasing margin                   $  680,650    $   973,884    $   (293,234)     $ 2,266,864    $ 2,578,389    $    (311,525)
Equipment sales margin               58,711        939,667        (880,956)         296,273      1,331,766       (1,035,493)
Interest income                      11,474         52,125         (40,651)          53,644        154,165         (100,521)
Management fees paid to
   general partner                 (104,357)      (193,093)         88,736         (330,457)      (544,863)         214,406
Direct services from
   general partner                  (31,220)       (17,647)        (13,573)        (115,369)       (73,971)         (41,398)
General and administrative          (51,551)       (70,232)         18,681         (213,693)      (368,388)         154,695
Provision for losses                (25,000)             -         (25,000)        (250,000)      (805,000)         555,000
                                 ----------    -----------    ------------      -----------    -----------    -------------
Net income                       $  538,707    $ 1,684,704    $ (1,145,997)     $ 1,707,262    $ 2,272,098    $    (564,836)
                                 ==========    ===========    ============      ===========    ===========    =============


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

LEASING MARGIN

Leasing margin consists of the following:


                                                   Three months ended               Nine months ended
                                                       September 30,                   September 30,
                                             ----------------------------    -----------------------------
                                                 1997            1996            1997             1996
                                             ------------    ------------    ------------     ------------

Operating lease rentals                      $ 1,301,572     $  2,229,013    $  4,470,059     $  7,114,968
Direct financing lease income                    237,433          335,366         751,812          891,456
Depreciation and amortization                   (805,863)      (1,457,668)     (2,750,630)      (4,937,904)
Interest expense on related financed
  operating lease rentals                        (11,597)         (18,685)        (38,259)         (75,640)
Interest expense on related discounted
  lease rentals                                  (40,895)        (114,142)       (166,118)        (414,491)
                                             -----------     ------------    ------------     -------------
   Leasing margin                            $   680,650     $    973,884    $  2,266,864     $  2,578,389
                                             ===========     ============    ============     ============

       Leasing margin ratio                           44%              38%             43%              32%
                                                      ==               ==              ==               ==

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

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:

                            Three months ended         Nine months ended
                                September 30,             September 30,
                         -----------------------   ----------------------------
                           1997         1996           1997           1996
                         ---------   -----------   ------------    ------------

Equipment sales revenue  $ 147,188   $ 1,916,434   $  1,625,234    $  3,814,203
Cost of equipment sales    (88,477)     (976,767)    (1,328,961)     (2,482,437)
                         ---------   -----------   ------------    ------------
 Equipment sales margin  $  58,711   $   939,667   $    296,273    $  1,331,766
                         =========   ===========   ============    ============

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

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

PROVISION FOR LOSSES, continued

The provision for losses recorded for the nine months ended September 30, 1997 was primarily related to lessees returning equipment to the Partnership. The Partnership had previously expected to realize the carrying value of this equipment through lease renewals and proceeds from the sale of the equipment to the original lessees. The fair market value of the equipment re-leased or sold to a third party was less than anticipated.

The provision for losses recorded during the nine months ended September 30, 1996 was primarily related to the following:

-    $320,000 related to bankrupt lessees,
-    $150,000 related to a lessee returning an aircraft to the Partnership,
- $130,000 related to equipment under lease returned to the Partnership by a lessee experiencing severe financial difficulties,
- $95,000 related to lessees returning modular buildings, computer equipment, a telephone system and hospital equipment to the Partnership, and
- $110,000 related to the sale of equipment having a lower fair market value than originally anticipated.

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

Direct   services  from  the  general   partner   increased   primarily  due  to
administrative costs incurred by the general partner in the remarketing of warehoused equipment. General and administrative expenses for the nine months ended September 30, 1996 included $104,027 reimbursed to the general partner for insurance costs related to prior years.

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

During the three months ended September 30, 1997, the Partnership declared distributions to the partners of $1,531,221 ($470,690 of which was paid during October 1997). A substantial portion of such distributions constituted a return of capital for accounting purposes. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. However, the total percentage of a partnership's return on capital over it's life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after the initial lease terms expire) have been realized at the termination of the Partnership.

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


Item 6.        Exhibits and Reports on Form 8-K

               (a) None

               (b) The  Partnership  did not file any reports on Form 8-K during the three months ended September 30, 1997

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




                                   CAPITAL PREFERRED YIELD FUND
                                   A California Limited Partnership

                                   By:  CAI Partners Management Company


Dated:  November 13, 1997          By:  /s/Anthony M. DiPaolo
                                        ---------------------
                                        Anthony M. DiPaolo
                                        Senior Vice President