Form 10-K
period 1997-12-31
CAPITAL PREFERRED YIELD FUND
filed 1998-03-31
CIK 853158

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

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
                                                               (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----.

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


                        Exhibit Index Appears on Pages 35

                               Page 1 of 36 Pages

Item 1.   Business
          --------

Capital Preferred Yield Fund, a California limited partnership (the "Partnership"), is engaged in the business of owning and leasing equipment. CAI Partners Management Company, a Colorado corporation and a wholly owned subsidiary of Capital Associates, Inc. ("CAI"), is the general partner of the Partnership.

Capital Associates International, Inc. ("CAII"), an affiliate of the general partner, is the sole Class B limited partner of the Partnership. In exchange for its Class B limited partner interest, CAII contributed equipment totaling $5,538,805 (i.e., 10% of the net offering proceeds) to the Partnership making it the largest single investor in the Partnership.

Since its formation, the Partnership has acquired capital of various types under lease to third parties on short-term leases (five years or less). All of the capital was purchased by CAII directly from manufacturers or from other independent third parties and sold to the Partnership. The capital generally consists of transportation and industrial equipment, computer equipment, office furniture and medical equipment, among others (the "equipment"). The Partnership entered its liquidation period, as defined in the Partnership Agreement, in April 1996. Accordingly, it is not anticipated that the Partnership will acquire any material amount of equipment in future periods.

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

Approximately 63% of the Partnership's equipment under lease was leased to investment grade lessees as of December 31, 1997. Pursuant to the Partnership Agreement, an investment grade lessee is a company (1) with a credit rating of not less than Baa as determined by Moody's Investor Services, Inc.; or (2) that has a comparable credit rating as determined by other recognized credit rating services; or, (3) if the lessee is not rated, then a lessee whom the general partner believes would have received a rating of Baa, or better, if the lessee would have been rated. The Partnership limits its credit risk through selective use of non-recourse debt financing of future lease rentals, as described above.

The Partnership only acquires equipment that is on lease at the time of acquisition. After the initial term of its lease, each item of equipment will be expected to produce additional investment income from its re-lease or sale. Upon expiration of the initial lease, the Partnership attempts to re-lease or sell the equipment to the existing lessee. If a re-lease or sale to the lessee cannot be negotiated, the Partnership will attempt to lease or sell the equipment to a third party.

The Partnership's business is not subject to seasonal variations.

          --------

The ultimate rate of return on leases depends, in part, on the general level of interest rates at the time the leases are originated as well as future equipment values and on-going lessee creditworthiness. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate changes in the capital markets).

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

The Partnership competes in the leasing marketplace as a lessor with a significant number of other companies including equipment manufacturers, leasing companies and financial institutions. The Partnership is in its liquidation period, as defined in the Partnership Agreement; therefore, the Partnership currently competes mainly on the basis of the expertise of its general partner in remarketing equipment. Although the Partnership does not account for a significant percentage of the leasing market, the general partner believes the Partnership's remarketing strategies enable it to compete effectively in the remarketing markets.

The Partnership leases equipment to a significant number of lessees. No one lessee and its affiliates accounted for more than 10% of total revenue of the Partnership during 1997.

The Partnership is required to dissolve and distribute all of its assets no later than December 31, 2010. However, the general partner anticipates that all equipment will be sold and the Partnership will be liquidated during 1998.


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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

No matters were submitted to a vote of the limited partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter of 1997.


Item 5.   Market  for  the  Partnership's  Common Equity and Related Stockholder
          ----------------------------------------------------------------------
          Matters
          -------

(a) The Partnership's Class A limited partner units, Class B limited partner interest and general partners interest are not publicly traded. There is no established public trading market for such units and interests, and none is expected to develop.

(b)       As of December 31, 1997 there were 3,515 Class A limited partners.

(c)       Distributions
          -------------

          During 1997, the Partnership made twelve (12) monthly distributions (a portion of which constituted a return of capital) to Class A limited partners as follows:


                                                Distributions Per
                                                 $250 Class A
                                                Limited Partner
                For the           Payment       Unit (computed on     Total
              Month Ended       Made During     weighted average)  Distributions
          ------------------   -------------    -----------------  -------------

          December 31, 1996    January 1997         $  3.98         $ 1,000,571
          January 31, 1997     February 1997           2.78             699,833
          February 28, 1997    March 1997              2.38             599,857
          March 31, 1997       April 1997              3.18             800,310
          April 30, 1997       May 1997                3.18             799,707
          May 31, 1997         June 1997               2.82             709,740
          June 30, 1997        July 1997               2.82             710,552
          July 31, 1997        August 1997             2.82             709,740
          August 31, 1997      September 1997          1.19             300,018
          September 30, 1997   October 1997            1.19             300,241
          October 31, 1997     November 1997           1.19             299,928
          November 30, 1997    December 1997           1.99             499,881
                                                    -------         -----------
                                                    $ 29.52         $ 7,430,378
                                                    =======         ===========

Item 5.   Market  for  the  Partnership's  Common Equity and Related Stockholder
          ----------------------------------------------------------------------
          Matters, continued
          -------

(c)       Distributions, continued
          -------------

          Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sales of equipment after initial lease terms expire) have been realized at the termination of the Partnership. Total distributions declared to Class A limited partners were $59,972,409 from the inception of the Partnership through December 31, 1997.

          The distribution for the month ended December 31, 1997, totaling $900,191, was paid to the Class A limited partners during January 1998. Distributions to the general partner and Class B limited partner during 1998 are discussed in Item 13 of this Report, "Certain Relationships and Related Transactions".

          The general partners currently anticipate that the Partnership will generate cash flow from operations and equipment sales during 1998 which, when added to cash and cash equivalents on hand, should provide sufficient cash to enable the Partnership to meet its current operating requirements.

          The Partnership is in its liquidation period (as defined in the Partnership Agreement) and distributions during the liquidation period will be based upon cash availability and will vary and all distributions are expected to be a return of capital for economic purposes.

          During 1996, the Partnership made twelve (12) monthly distributions (a portion of which constituted a return of capital) to Class A limited partners as follows:


                                                Distributions Per
                                                 $250 Class A
                                                Limited Partner
                For the           Payment       Unit (computed on     Total
              Month Ended       Made During     weighted average)  Distributions
          ------------------   -------------    -----------------  -------------

          December 31, 1995    January 1996          $  2.76       $    700,127
          January 31, 1996     February 1996            2.75            696,672
          February 28, 1996    March 1996               2.58            651,654
          March 31, 1996       April 1996               2.75            696,166
          April 30, 1996       May 1996                 2.66            673,549
          May 31, 1996         June 1996                2.75            695,500
          June 30, 1996        July 1996                2.66            673,485
          July 31, 1996        August 1996              4.25          1,073,756
          August 31, 1996      September 1996           4.75          1,199,715
          September 30, 1996   October 1996             4.76          1,200,710
          October 31, 1996     November 1996            4.75          1,199,715
          November 30, 1996    December 1996            4.75          1,199,715
                                                     -------       ------------
                                                     $ 42.17       $ 10,660,764
                                                     =======       ============

Item 5.   Market  for  the  Partnership's  Common Equity and Related Stockholder
          ----------------------------------------------------------------------
          Matters, continued
          -------

(c)       Distributions, continued
          -------------

          The following represents annual cumulative distributions per Class A limited partner unit, as described in Footnote 1 to Notes to Consolidated Financial Statements.

                                                 Distributions per
                                $ Per             Class A Limited
                               Class A             Partner Unit
           Payment          Limited Partner        (computed on
          Made During        Unit Invested       weighted average)         % (1)
          -----------       ---------------      -----------------       -------

            1990               $ 250             $  27.50                  12%
            1991                                    30.00                  12%
            1992                                    30.00                  12%
            1993                                    32.10                  13%
            1994                                    32.46                  13%
            1995                                    32.46                  13%
            1996                                    42.17                  17%
            1997                                    29.52                  12%
                                                 --------
                                                 $ 256.21
                                                 ========

          (1) Cumulative distributions, as described in Footnote 1 to Notes to Consolidated Financial Statements, began February 1990.

Item 6.   Selected Financial Data
          -----------------------

The following selected financial data relates to the years ended December 31, 1993 through 1997. The data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing elsewhere herein.



                                                       1997           1996             1995             1994             1993
                                                       ----           ----             ----             ----             ----

Total revenue                                      $ 8,193,522   $ 11,319,825     $ 15,975,029     $ 20,833,137     $ 21,098,376

Net income                                           2,576,510      2,239,112        2,943,220       2,793,164           556,417

Net income per weighted average
  Class A limited partner unit outstanding                8.26           6.23             9.24            8.67              0.51

Total assets                                        12,611,408     22,981,183       37,516,977      53,791,269        73,668,153

Discounted lease rentals                                 7,835      4,363,104        9,146,266      20,324,037        33,425,426

Financed operating lease rentals                     1,123,270      1,329,087        1,594,646               -                 -

Distributions declared to partners                   8,281,136     12,106,228        9,276,551       9,286,099         9,256,647

Distributions declared to Class A limited
  partners per monthly weighted average
  Class A limited partner unit outstanding               29.14          42.17            32.46           32.46             32.10


Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income.


                                                    Condensed                                     Condense
                                               Statements of Income       The effect on         Statements of         The effect of
                                                  for the years             net income      Income for the years        net income
                                                ended December 31,          of changes        ended December 31,        of changes
                                             --------------------------      between      -------------------------      between
                                                1997           1996           years           1996         1995           years
                                             -----------    -----------   -------------   ------------ ------------   -------------

Leasing margin                               $ 2,716,704    $ 3,064,878    $ (348,174)    $ 3,064,878  $  3,776,911    $ (712,033)
Equipment sales margin                         1,391,527      1,350,258        41,269       1,350,258       976,149       374,109
Interest income                                   75,168        188,628      (113,460)        188,628       144,913        43,715
Provision for losses                            (740,000)    (1,130,000)      390,000      (1,130,000)     (605,000)     (525,000)
Management fees paid to general partner         (425,860)      (702,219)      276,359        (702,219)   (1,035,316)      333,097
Direct services from general partner            (136,955)      (101,145)      (35,810)       (101,145)      (90,270)      (10,875)
General and administrative                      (304,074)      (431,288)      127,214        (431,288)     (224,167)     (207,121)
                                             -----------    -----------    ----------     -----------  ------------    ----------
Net income                                   $ 2,576,510    $ 2,239,112    $  337,398     $ 2,239,112  $  2,943,220    $ (704,108)
                                             ===========    ===========    ==========     ===========  ============    ==========


The Partnership is in its liquidation period as defined in the Partnership Agreement and, as expected, the Partnership is not purchasing additional equipment, initial leases are expiring and the amount of equipment being remarketed (i.e., re-leased, renewed, or sold) will increase. As a result, both the size of the Partnership's leasing portfolio and the amount of leasing revenue are declining.

LEASING MARGIN

Leasing margin consists of the following:

                                               Years ended December 31,
                                       ----------------------------------------
                                            1997          1996          1995
                                            ----          ----          ----

Operating lease rentals                $  5,678,596  $  8,584,425  $ 13,253,954
Direct finance lease income               1,048,231     1,196,514     1,600,013
Depreciation and amortization            (3,760,718)   (6,124,604)   (9,944,160)
Interest on discounted lease rentals       (193,516)     (501,872)   (1,132,896)
Interest on financed operating
  lease receivables                         (55,889)      (89,585)            -
                                       ------------  ------------  ------------
  Leasing margin                       $  2,716,704  $  3,064,878  $  3,776,911
                                       ============  ============  ============

  Leasing margin ratio                           40%           31%           25%
                                                 ==            ==            ==

The components of leasing margin have declined and are expected to decline further due to portfolio run-off. Leasing margin ratio increased primarily due to (i) remarketing activities, and (ii) because a portion of the Partnership's portfolio consists of operating leases financed with non-recourse debt (including both discounted lease rentals and financed operating lease rentals). Leasing margin and the related leasing margin ratio for an operating lease financed with non-recourse debt increase during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt is repaid.

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations, continued
          ---------------------

Results of Operations, continued
---------------------

LEASING MARGIN, continued

The ultimate profitability of the Partnership's leasing transactions is dependent, in part, on interest rates at the time the leases are originated, as well as future equipment values and on-going lessee creditworthiness. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate changes in the capital markets).

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:

                                         Years ended December 31,
                              -------------------------------------------------
                                    1997            1996               1995
                                    ----            ----               ----

Equipment sales revenue       $  12,190,663     $ 4,868,827       $  3,868,324
Cost of equipment sales         (10,799,136)     (3,518,569)        (2,892,175)
                              -------------     -----------       ------------
Equipment sales margin        $   1,391,527     $ 1,350,258       $    976,149
                              =============     ===========       ============

The Partnership is in its liquidation period. During the liquidation period, as initial leases terminate, the equipment is being remarketed (i.e., re-leased or sold to either the original lessee or a third party) and, accordingly, the timing and amount of equipment sales cannot be projected accurately.

INTEREST INCOME

Interest income decreased in 1997 compared to 1996 due to a decrease in cash available for investment as the Partnership is in its liquidation period and therefore, distributing excess cash to the partners.

Interest income increased in 1996 compared to 1995 due to an increase in cash available for investment as well as an increase in interest rates.

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

Residual values are established equal to the estimated value to be received from the equipment following termination of the lease. In estimating such values, the Partnership considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease the equipment. The nature of the Partnership's leasing activities is that it has credit and residual value exposure and, accordingly, in the ordinary course of business, it will incur losses from those exposures. The Partnership performs ongoing quarterly assessments of its assets to identify other-than-temporary losses.

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations, continued
          ---------------------

Results of Operations, continued
---------------------

PROVISION FOR LOSSES, continued

The provision for losses recorded during December 31, 1997 was primarily related to lessees returning equipment to the Partnership. The Partnership had previously expected to realize the carrying value of this equipment through lease renewals and proceeds from the sale of the equipment to the original lessees. The fair market value of the equipment re-leased or sold to third parties was less than anticipated.

The provision for losses recorded during 1996 primarily related to the following:

* Certain equipment was returned to the Partnership. The Partnership had previously expected to realize the carrying value of this equipment through lease renewals and proceeds from the sale of this equipment to the original lessees. The fair market value of the equipment re-leased or sold to third parties was less than anticipated as described below:

     - $150,000 related to a lessee returning an aircraft, with a carrying value of $1,250,000, to the Partnership.
     - $130,000 related to a lessee experiencing severe financial difficulties. The lessee notified the Partnership that it would be returning the equipment currently under lease.
     - $420,000 related to lessees returning modular buildings, computer equipment, a telephone system and hospital equipment to the Partnership.
     - $110,000 related to the sale of equipment having a lower fair market value than originally anticipated.

*    $320,000 related to bankrupt lessees.

The provision for losses recorded during 1995 was primarily related to the following:

     -   $370,000 deficiency resulting from a lessee's default on a note.
     - $125,000 related to a lessee returning medical equipment to the Partnership.
     -   $110,000 due to a settlement with a bankrupt lessee.


MANAGEMENT FEES PAID TO GENERAL PARTNER

The general partner earns management fees as compensation for services performed in connection with managing the Partnership's equipment equal to the lesser of
(a) 5% of gross rentals received (limited to 2% of gross rentals received in the case of full payout leases) or (b) the fee which the general partner reasonably believes to be competitive with that which would be charged by a non-affiliate for rendering comparable services as permitted under the Partnership Agreement. Management fees decreased in 1996 and 1997 due to portfolio runoff resulting in lower gross rentals received by the Partnership.

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations, continued
          ---------------------

Results of Operations, continued
---------------------

DIRECT SERVICES FROM GENERAL PARTNER

The general partner and its affiliates provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. Direct services from general partner increased in 1997 primarily due to activities associated with liquidating the Partnership's assets.

General and administrative expenses decreased in 1997 compared to 1996. General and administrative expenses increased in 1996 compared to 1995 primarily due to
(i) $104,027 reimbursed to the general partner during the second quarter of 1997 for insurance costs related to prior years and (ii) storage costs for warehoused inventory.

Liquidity and Capital Resources
-------------------------------

The Partnership funds its operating activities principally with cash from rents, non-recourse debt, interest income and sales of off-lease equipment. Available cash and cash reserves of the Partnership are invested in interest bearing cash accounts and short-term U.S. Government securities pending distributions to the partners.

During 1997, 1996 and 1995, the Partnership declared distributions to the partners of $8,281,136, $12,106,228 and $9,276,551, respectively. A portion of such distributions constituted a return of capital for accounting purposes. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a Partnership which exceeds its net income for the fiscal period may be deemed a return of capital. However, the total percentage of a partnership's return on capital over its life can only be determined after all residual cash flows (which include proceeds from the releasing and sales of equipment after initial lease terms expire) have been realized at the termination of the Partnership .

The general partners anticipate that the Partnership will generate cash flow from operations and equipment sales during 1998 which, when added to cash and cash equivalents on hand, should provide sufficient cash to enable the Partnership to meet its current operating requirements.

The Partnership is in its liquidation period (as defined in the Partnership Agreement) and distributions during the liquidation period will be based upon cash availability and will vary and all distributions are expected bo be a return of capital for economic purposes.

The Class B limited partner distributions of cash from operations are subordinated to the Class A limited partners receiving distributions of cash from operations, as scheduled in the Partnership Agreement (i.e., 13%). Therefore, because of the anticipated decrease in distributions to the Class A limited partners, CAII, the sole Class B limited partner, ceased receiving distributions of cash from operations.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

             Index to Financial Statements and
             Financial Statement Schedule


                                                                         Page
          Financial Statements                                          Number
          --------------------                                          ------

             Independent Auditors' Report                                 12

             Balance Sheets as of December 31, 1997 and 1996              13

             Statements of Income for the years ended
               December 31, 1997, 1996 and 1995                           14

             Statements of Partners' Capital for the years
               ended December 31, 1997, 1996 and 1995                     15

             Statements of Cash Flows for the years
               ended December 31, 1997, 1996 and 1995                     16

             Notes to Financial Statements                               17-28


          Financial Statement Schedule
          ----------------------------

             Independent Auditors' Report                                 29

             Schedule II - Valuation and Qualifying Accounts              30

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




THE PARTNERS
CAPITAL PREFERRED YIELD FUND,
    A CALIFORNIA LIMITED PARTNERSHIP

We have audited the accompanying balance sheets of Capital Preferred Yield Fund, a California limited partnership, as of December 31, 1997 and 1996, and the related statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1, the Partnership is in the liquidation stage, whereby all assets are expected to be liquidated during 1998 and all cash distributed to the partners, after satisfaction of liabilities.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Preferred Yield Fund as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                       /s/KPMG Peat Marwick LLP
                                       ------------------------
                                       KPMG PEAT MARWICK LLP


Denver, Colorado
February 6, 1998

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                                 BALANCE SHEETS
                           December 31, 1997 and 1996

                                     ASSETS

                                                        1997             1996
                                                        ----             ----

Cash and cash equivalents                          $  2,839,510     $  2,672,112
Accounts receivable                                   7,579,737          390,607
Equipment held for sale or re-lease                     887,865        1,081,841
Net investment in direct finance leases                 229,696        5,316,787
Leased equipment, net                                 1,074,600       13,519,836
                                                   ------------     ------------

     Total assets                                  $ 12,611,408     $ 22,981,183
                                                   ============     ============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Payables to affiliate                            $     44,916     $     65,370
  Accounts payable and accrued liabilities              905,979          821,791
  Rents received in advance                             162,931          230,501
  Distributions payable to partners                   1,241,334        1,317,409
  Discounted lease rentals                                7,835        4,363,104
  Financed operating lease rentals                    1,123,270        1,329,087
                                                   ------------     ------------

     Total liabilities                                3,486,265        8,127,262
                                                   ------------     ------------

Partners' capital:
  General partner                                             -                -
  Limited partners:
    Class A 360,000 units authorized;
    251,388 and 252,047 units issued
    and outstanding in 1997 and 1996,
    respectively                                      6,923,098       12,199,688
      Class B                                         2,202,045        2,654,233
                                                   ------------      -----------

     Total partners' capital                          9,125,143       14,853,921
                                                   ------------      -----------

       Total liabilities and partners' capital     $ 12,611,408       22,981,183
                                                   ============      ===========

                 See accompanying notes to financial statements.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                              STATEMENTS OF INCOME
                  Years ended December 31, 1997, 1996 and 1995



                                                          1997          1996             1995
                                                          ----          ----             ----

REVENUE:
  Operating lease rentals                             $ 5,678,596   $ 8,584,425     $ 13,253,954
  Direct finance lease income                           1,048,231     1,196,514        1,600,013
  Equipment sales margin                                1,391,527     1,350,258          976,149
  Interest income                                          75,168       188,628          144,913
                                                      -----------   -----------     ------------

     Total revenue                                      8,193,522    11,319,825       15,975,029
                                                      -----------   -----------     ------------

EXPENSES:
  Depreciation and amortization                         3,760,718     6,124,604        9,944,160
  Interest on discounted lease rentals                    193,516       501,872        1,132,896
  Interest on financed operating lease receivables         55,889        89,585               -
  Management fees paid to general partner                 425,860       702,219        1,035,316
  Provision for losses                                    740,000     1,130,000          605,000
  Direct services from general partner                    136,955       101,145           90,270
  General and administrative                              304,074       431,288          224,167
                                                      -----------   -----------     ------------

     Total expenses                                     5,617,012     9,080,713       13,031,809
                                                      -----------   -----------     ------------

NET INCOME                                            $ 2,576,510   $ 2,239,112     $  2,943,220
                                                      ===========   ===========     ============

NET INCOME ALLOCATED:
  To the general partner                              $   341,070   $   544,780     $    417,444
  To the Class A limited partners                       2,078,358     1,575,257        2,348,293
  To the Class B limited partner                          157,082       119,075          177,483
                                                      -----------   -----------     ------------

                                                      $ 2,576,510   $ 2,239,112     $  2,943,220
                                                      ===========   ===========     ============
Net income per weighted average Class A
  limited partner unit outstanding                    $      8.26   $      6.23     $       9.24
                                                      ===========   ===========     ============

Weighted average Class A limited
  partner units outstanding                               251,556       252,689          254,130
                                                      ===========   ===========     ============


                 See accompanying notes to financial statements.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                         STATEMENTS OF PARTNERS' CAPITAL
                  Years ended December 31, 1997, 1996 and 1995



                                                                    Class A
                                                                    Limited       Class A         Class B
                                                     General        Partner       Limited         Limited
                                                     Partner         Units        Partners        Partner           Total
                                                    ---------       -------    -------------     -----------     ------------


Partners' capital, January 1, 1995                 $        -       254,643    $  27,735,594     $ 3,559,521     $ 31,295,115

Redemptions                                                 -          (979)        (109,959)              -         (109,959)
Net income                                            417,444             -        2,348,293         177,483        2,943,220
Distributions declared to partners                   (417,444)            -       (8,258,184)       (600,923)      (9,276,551)
                                                   ----------       -------    -------------     -----------     ------------

Partners' capital, December 31, 1995                        -       253,664       21,715,744       3,136,081       24,851,825

Redemptions                                                 -        (1,617)        (130,788)              -         (130,788)
Net income                                            544,780             -        1,575,257         119,075        2,239,112
Distributions declared to partners                   (544,780)            -      (10,960,525)       (600,923)     (12,106,228)
                                                   ----------       -------    -------------     -----------     ------------

Partners' capital, December 31, 1996                        -       252,047       12,199,688       2,654,233       14,853,921

Redemptions                                                 -          (659)         (24,152)              -          (24,152)
Net income                                            341,070             -        2,078,358         157,082        2,576,510
Distributions declared to partners                   (341,070)            -       (7,330,796)       (609,270)      (8,281,136)
                                                   ----------       -------    -------------     -----------     ------------

Partners' capital, December 31, 1997               $        -       251,388    $   6,923,098     $ 2,202,045     $  9,125,143
                                                   ==========       =======    =============     ===========     ============










                 See accompanying notes to financial statements.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership
                            STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1997, 1996 and 1995



                                                                       1997             1996             1995
                                                                       ----             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $   2,576,510    $   2,239,112    $   2,943,220
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                    3,760,718        6,124,604        9,944,160
    Provision for losses                                               740,000        1,130,000          605,000
    Cost of equipment sales                                         10,799,136        3,474,892        4,370,077
    Recovery of investment in direct finance leases                  2,095,063        2,955,733        5,306,706
    Changes in assets and liabilities:
      Decrease (increase) in accounts receivable                    (6,608,339)         296,759          200,772
      Increase (decrease) in payables to affiliate                     (20,454)         (55,695)          14,289
      Increase (decrease) in accounts payable
        and accrued liabilities                                         84,188          234,392         (221,315)
      Decrease in rents received in advance                            (67,570)         (29,893)         (37,747)
                                                                 -------------    -------------    -------------
Net cash provided by operating activities                           13,359,252       16,369,904       23,125,162
                                                                 -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment on operating leases from affiliate                  -       (1,142,624)      (1,038,727)
  Investment in direct finance leases, acquired from affiliate               -         (123,945)      (1,056,764)
                                                                 -------------    -------------    -------------
Net cash used in investing activities                                        -       (1,266,569)      (2,095,491)
                                                                 -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from financing of operating lease receivables                     -               -         1,594,646
  Principal payments on discounted lease rentals                    (4,432,906)      (4,876,162)     (11,177,771)
  Principal payments on financed operating lease rentals              (377,585)        (172,559)              -
  Distributions to partners                                         (8,357,211)     (11,744,201)      (9,279,655)
  Redemptions of Class  A limited partner units                        (24,152)        (130,788)        (109,959)
                                                                 -------------    -------------    -------------
Net cash used in financing activities                              (13,191,854)     (16,923,710)     (18,972,739)
                                                                 -------------    -------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   167,398       (1,820,375)       2,056,932
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       2,672,112        4,492,487        2,435,555
                                                                 -------------    -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                         $   2,839,510    $   2,672,112    $   4,492,487
                                                                 =============    =============    =============

Supplemental disclosure of cash flow information:
     Interest paid on discounted lease rentals                   $     193,516    $     501,872    $   1,132,896
     Interest paid on financed operating lease receivables              55,889           89,585                -



                 See accompanying notes to financial statements.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies
     -----------------------------------------------------------

     Organization

       Capital Preferred Yield Fund, a California limited partnership (the "Partnership"), was organized on July 13, 1989 under the laws of the State of California pursuant to an Agreement of Limited Partnership (the "Partnership Agreement"). The Partnership was formed for the purpose of acquiring and leasing a diversified portfolio of equipment to unaffiliated third parties. The general partner of the Partnership is CAI Partners Management Company, a wholly owned subsidiary of Capital Associates International, Inc. ("CAII"). The general partner manages the Partnership, including investment of funds, purchase and sale of equipment, lease negotiation and other administrative duties.

       The Partnership entered its liquidation period in April of 1996. During 1997, the Partnership sold a substantial portion of its assets of which $7,270,000 was included in accounts receivable and was delivered to an escrow agent on December 31, 1997 to be released, per the terms of the agreement, during 1998. The general partner anticipates that the remaining assets will be liquidated and all liabilities settled during 1998. Any remaining cash will be distributed to the partners in accordance with the liquidation provisions in the Partnership Agreement.

       CAII is the Class B limited partner. CAII contributed $5,538,805 of equipment to the Partnership in exchange for its Class B limited partnership interest, which represents 10% of the net offering proceeds. CAII has no remaining obligation to contribute cash and/or equipment to the Partnership.

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

     Partnership Cash Distributions and Allocations of Profit and Loss

       Cash Distributions
       ------------------

       During the Reinvestment Period, as defined in the Partnership Agreement, cash distributions were made as follows:

         First, the general partner and the Class A limited partners received 4.5% and 95.5%, respectively, of available cash until the Class A limited partners received annual, non-compounded cumulative distributions equal to 12% of their contributed capital during the first three years after the initial closing date (January, 23, 1990) and 13% of their contributed capital thereafter.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued

1.   Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------

       Cash Distributions, continued
       ------------------

         Second, the general partner and the Class B limited partner receive 4.5% and 95.5%, respectively, of available cash until the Class B limited partner received annual non-compounded cumulative distributions equal to 11% of its contributed capital. Any remaining available cash was reinvested or distributed to the partners as specified in the Partnership Agreement.

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

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued

1.   Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------

       Federal Income Tax Basis Profits and Losses, continues
       -------------------------------------------

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


     Financial Reporting - Profits and Losses
     ----------------------------------------

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

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued

1.   Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------

     Recently Issued Financial Accounting Standards

       During 1997, the Partnership adopted SFAS No. 125, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 125"). SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of SFAS No. 125 did not have a material impact on the Partnership's financial position or results of operations.

     Long-lived Assets

       The Partnership accounts for long-lived assets under the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long- lived Assets to be Disposed Of ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets, including operating leases, and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets, including operating leases, and identifiable intangibles held by the Partnership is based on the fair value of the asset calculated by discounting the expected future cash flows at an appropriate interest rate.

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

     The Partnership's accounting methods and their financial reporting effects are described below:

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

       Cash equivalents of $2,776,000 and $2,595,000 at December 31, 1997 and 1996, respectively, are comprised of investments in a money market fund which invests solely in U.S. Government securities having maturities of 90 days or less.


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


2.   Net Investment in Direct Finance Leases
     ---------------------------------------

     The components of the net investment in direct finance leases as of December 31, 1997 and 1996 were:

                                                         1997           1996
                                                         ----           ----

     Minimum lease payments receivable                $  58,429    $  4,961,017
     Estimated residual values                          195,418       1,904,751
     Deferred initial leasing costs, net                  1,873           9,112
     Less unearned income                               (26,024)     (1,558,093)
                                                      ----------   ------------

                                                      $ 229,696    $  5,316,787
                                                      =========    ============

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued

3.   Leased Equipment
     ----------------

     The Partnership's investments in equipment on operating leases by major classes as of December 31, 1997 and 1996 were:


                                                       1997             1996
                                                       ----             ----

     Transportation and industrial equipment      $  2,796,018    $  25,383,364
     Computers and peripherals                         822,667        2,547,947
     Office furniture and equipment                  1,689,361        2,316,692
     Medical and research equipment                    377,503        1,200,140
     Other                                              60,350          508,293
                                                  ------------    -------------
         Total                                       5,745,899       31,956,436
     Less:
       Accumulated depreciation                     (4,593,820)     (18,193,840)
       Allowance for losses                            (77,479)        (242,760)
                                                  ------------    -------------
                                                  $  1,074,600    $  13,519,836
                                                  ============    =============

     Depreciation expense for 1997, 1996 and 1995 was $3,752,561, $6,093,950 and
     $9,883,414, respectively.

4.   Future Minimum Lease Payments
     -----------------------------

     Future minimum lease payments receivable from leases at December 31, 1997 are as follows:

          Year Ending December 31,                    DFLs           OLs
          ------------------------                 --------        ---------

                  1998                             $ 58,429        $ 132,519
                  1999                                    -           49,992
                  2000                                    -            3,915
                                                   --------        ---------
                          Total                    $ 58,429        $ 186,426
                                                   ========        =========

5.   Financed Operating Lease Rentals
     --------------------------------

     Financed operating lease rentals outstanding at December 31, 1997 bear interest at 8.25%. Aggregate maturities of such non-recourse financings are as follows:

          Year Ending December 31,
          ------------------------

                 1998                                               $   802,433
                 1999                                                   291,563
                 2000                                                    29,274
                                                                    -----------
                 Total                                              $ 1,123,270
                                                                    ===========

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued

6.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

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

     Management Fees
     ---------------

       As permitted under the terms of the Partnership Agreement, the general partner receives management fees as compensation for services performed in connection with managing the Partnership's equipment equal to the lesser of (a) 5% of gross rentals received (limited to 2% of gross rentals received in the case of full payout leases) or (b) the fee which the general partner reasonably believes to be competitive with that which would be charged by a non-affiliate for rendering comparable services. Such fees totaled $425,860, $702,219 and $1,035,316 in 1997, 1996 and
       1995, respectively.

     Direct Services
     ---------------

       The general partner and its affiliates provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. Such reimbursements totaled $136,955, $101,145 and $90,270 in 1997, 1996 and
       1995, respectively.

     Payables to Affiliate
     ---------------------

       Payables to affiliate consists primarily of management fees and direct services payable to the general partner.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued

7.   Tax Information (Unaudited)
     ---------------------------

     The following reconciles net income for financial reporting purposes to income for federal income tax purposes for the years ended December 31,:



                                                1997                  1996              1995
                                                ----                  ----              ----

     Net income per financial statements    $ 2,576,510          $  2,239,112      $  2,943,220
     Differences due to:
       Direct finance leases                  2,090,563             2,949,142         6,912,037
       Depreciation                            (455,865)           (2,802,075)       (3,451,073)
       Provision for losses                     740,000             1,130,000           605,000
       Gain (loss) on sale of equipment       2,501,750            (2,624,981)        1,482,212
       Other                                   (131,242)              302,689           232,461
                                            -----------          ------------      ------------
     Partnership income for
       federal income tax purposes          $ 7,321,716          $  1,193,887      $  8,723,857
                                            ===========          ============      ============



     As of December 31, 1997, the partners' capital accounts per the accompanying financial statements totaled $9,125,143 compared to partners' capital accounts for federal income tax purposes of $18,455,851. The difference arises primarily from commissions reported as a reduction in partners' capital for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation and provisions for losses.


8.   Concentration of Credit Risk
     ----------------------------

     As of December 31, 1997, approximately 63% of the Partnership's equipment under lease was leased to investment grade lessees. Pursuant to the Partnership Agreement, an investment grade lessee is a company (1) with a credit rating of not less than Baa as determined by Moody's Investor Services, Inc., (2) that has a comparable credit rating as determined by other recognized credit rating services or, (3) if the lessee is not rated, then a lessee whom the general partner believes would have received a rating of Baa, or better, if the lessee would have been rated.

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

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued

9.   Disclosures about Fair Value of Financial Instruments
     -----------------------------------------------------

     Statement of Financial Standards No. 107, Disclosures about Fair Value of Financial Instruments specifically excludes certain items from its disclosure requirements such as the Partnership's investment in leased assets. The carrying amounts at December 31, 1997 for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, payable to affiliates, rents and sale proceeds received in advance and distributions payable to partners approximate their fair values due to the short maturity of these instruments.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



THE PARTNERS
CAPITAL PREFERRED YIELD FUND,
    A CALIFORNIA LIMITED PARTNERSHIP:

Under date of February 6, 1998, we reported on the balance sheets of Capital Preferred Yield Fund, a California limited partnership, as of December 31, 1997 and 1996, and the related statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the Partnership's annual report on Form 10-K for the year 1997. In connection with our audits of the aforemen tioned financial statements, we also audited the related financial statement Schedule II, as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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

Denver, Colorado
February 6, 1998

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              for the years ended December 31, 1997, 1996 and 1995




COLUMN A                         COLUMN B                  COLUMN C                 COLUMN D              COLUMN E
--------                         --------               --------------              --------              --------
                                                           Additions
                                Balance at               (deductions)                                      Balance
                                beginning                 charged to                                       at end
Classification                  of period               other accounts             Deductions             of period
--------------                  ---------               --------------             ----------             ---------
                                                             (1)                      (2)

       1997
---------------------

Allowance for losses:
  Accounts receivable           $     5,000              $     7,000             $          -             $  12,000
  Equipment on leases               242,760                  740,000                 (905,281)               77,479
                                -----------              -----------             ------------             ---------
     Totals                     $   247,760              $   747,000             $   (905,281)            $  89,479
                                ===========              ===========             ============             =========


        1996
---------------------

Allowance for losses:
  Accounts receivable           $     5,000              $         -             $          -             $   5,000
  Equipment on leases               673,003                1,130,000               (1,560,243)              242,760
                                -----------              -----------             ------------             ---------
     Totals                     $   678,003              $ 1,130,000             $ (1,560,243)            $ 247,760
                                ===========              ===========             ============             =========


        1995
---------------------

Allowance for losses:
  Accounts receivable           $     5,000              $         -             $          -             $   5,000
  Equipment on leases             1,200,614                  605,000               (1,132,611)              673,003
                                -----------              -----------             ------------             ---------
     Totals                     $ 1,205,614              $   605,000             $ (1,132,611)            $ 678,003
                                ===========              ===========             ============             =========


(1)  Represents charge-offs against allowance and recoveries.


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

The Partnership has no officers and directors. The general partner manages and controls the affairs of the Partnership and has general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the general partner is as follows:

                         CAI Partners Management Company

         Name                             Positions Held
         ----                             --------------

   John F. Olmstead         President and Director

   Dennis J. Lacey          Senior Vice President and Director

   Anthony M. DiPaolo       Senior Vice President, Principle Financial and Chief
                            Administrative Officer and Director

   Richard H. Abernethy     Vice President and Director

   John A. Reed             Vice President, Assistant Secretary and Director

   Joseph F. Bukofski       Vice President, Assistant Secretary and Director

   Robert A. Golden         Director

   Mick Myers               Director

   Ann Danielson            Assistant Vice President

   David J. Anderson        Chief Accounting Officer and Secretary

JOHN F. OLMSTEAD, age 53, joined CAII as Vice President in December, 1988, is a Senior Vice President of CAI and CAII and is head of CAII's Public Equity division. He has served as Chairman of the Board for Neo-kam Industries, Inc., Matchless Metal Polish Company, Inc. and ACL, Inc. for more than 5 years. He has over 20 years of experience holding various positions of responsibility in the leasing industry. Mr. Olmstead holds a Bachelor of Science degree from Indiana University and a Juris Doctorate degree from Indiana Law School.

DENNIS J. LACEY, age 44, joined CAI as Vice President, Operations, in October 1989. Mr. Lacey was appointed Treasurer on January 1, 1991, Chief Financial Officer on April 11, 1991, a director on July 19, 1991, and President and Chief Executive Officer on September 6, 1991. Prior to joining CAI, Mr. Lacey was an audit partner for the public accounting firm of Coopers & Lybrand. Mr. Lacey is also a director and senior officer of CAII, CAI Equipment Leasing I Corp., CAI Equipment Leasing II Corp., CAI Equipment Leasing III Corp., CAI Equipment Leasing IV Corp., CAI Equipment Leasing V Corp., CAI Leasing Canada, Ltd., CAI Partners Management Company, CAI Securities Corporation, CAI Lease Securitization I Corp. and Capital Equipment Corporation (collectively referred to herein as the "CAI Affiliates"), all of which are first- or second-tier wholly-owned subsidiaries of CAI.

          ---------------------------------------------------

ANTHONY M. DIPAOLO, age 39, joined CAII in July 1990 as Assistant Treasurer and is currently Senior Vice President-Chief Financial Officer. He also held the positions of Senior Vice President-Controller and Assistant Vice President-Credit Administration for the Company. Mr. DiPaolo has held similar senior financial management positions with two public companies between 1986 and June 1990, and prior to then was an audit manager for the public accounting firm of Coopers & Lybrand. Mr. DiPaolo holds a Bachelor of Science degree in Accounting from the University of Denver.

RICHARD H. ABERNETHY, age 43, joined CAII in April 1992 as Equipment Valuation Manager and currently serves as Vice President of Asset Management. Mr. Abernethy has thirteen years experience in the leasing industry, including prior positions with Barclays Leasing Inc., from November 1986 to February 1992, and Budd Leasing Corporation, from January 1981 to November 1986. Mr. Abernethy holds a Bachelor of Arts in Business Administration from the University of North Carolina at Charlotte.

JOHN A. REED, age 42, joined CAII in January 1990 as the Tax Director and Assistant Secretary. Mr. Reed is currently the Vice President-Manager, Capital Markets Group and is responsible for obtaining off balance sheet financing, syndications and private programs. Prior to joining the Capital Markets Group, Mr. Reed was Vice President of both Marketing Administration and Credit and Debt Administration. He spent seven and one half years with Coopers & Lybrand in the Tax Department and served on CAII's tax consulting engagement during that time. Mr. Reed holds a Bachelor of Arts degree in Social Sciences and Masters of Science in Accounting, from Colorado State University.

JOSEPH F. BUKOFSKI, age 43, joined CAII in June 1990 as a Financial Analyst. Mr. Bukofski is currently the Vice President of Marketing and is responsible for all lease documentation and management of transaction structuring and processing. Prior to joining the Marketing Department, Mr. Bukofski was Assistant Vice President and Controller. Prior to joining the Company, he was a geologist with Barringer Geoservices, Inc. for eleven years. Mr. Bukofski holds a Bachelor of Science degree in Secondary Education - Earth Science from Bloomsburg University and a Masters of Science in Accounting from the University of Colorado.

ROBERT A. GOLDEN, age 52, is Vice President and the National Sales Manager of the Company. Mr. Golden joined the Company in 1993 as a Branch Manager. He was promoted to his current position in September 1994. Prior to joining the Company, he was an Executive Vice President with the U.S. Funds Group, President of BoCon Capital Group and Vice President with Ellco/GE Capital for fifteen years. Mr. Golden is an officer, but not a director, of CAII.

MICK MYERS, age 40, joined CAI in February 1992 as a Senior Portfolio Manager. Currently he is Assistant Vice President of Asset Management. Mr. Myers has nine years experience in the leasing industry. Previously, he has held the position of Senior End of Lease Negotiator with ELLCO/GE Capital. Mr. Myers holds a Bachelor of Science degree from the University of Wyoming.

          ---------------------------------------------------

ANN E. DANIELSON, age 35, joined CAII in February 1990 and is currently Assistant Vice President, Assistant Treasurer and is responsible for the Company's cash management and collections functions. Prior to joining the Company, she was with U.S. West financial Services and Coopers & Lybrand. Ms. Danielson holds a Bachelor of Arts Degree from the University of Northern Iowa.

DAVID J. ANDERSON, age 45, joined CAII in August 1990 as Manager of Billing & Collections and currently serves as Assistant Vice-President/Chief Accounting Officer. Prior to joining CAII, Mr. Anderson was Vice- President/Controller for Systems Marketing, Inc., from 1985 to 1990, and previous to that worked in several senior staff positions at the Los Alamos National Laboratory and with Ernst & Whinney. Mr. Anderson holds a Bachelor of Business Administration degree in Accounting from the University of Wisconsin.


Item 11.  Executive Compensation
          ----------------------

No compensation was paid by the Partnership to the officers and directors of the general partner. See Item 13 of this Report, "Certain Relationships and Related Transactions", for a description of the compensation and fees paid to the general partner and its affiliates by the Partnership during 1997.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

(a) As of the date hereof, no person is known by the Partnership to be the beneficial owner of more than 5% of the Class A limited partner units of the Partnership. The Partnership has no directors or officers, and neither the general partner nor the Class B limited partner of the Partnership own any Class A limited partner units.

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

          The names and addresses of the general partner and the Class B limited partner are as follows:


          General Partner
          ---------------

          CAI Partners Management Company
          7175 West Jefferson Avenue
          Suite 4000
          Lakewood, Colorado 80235

Item 12.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management,
          ----------------------------------------------------------------------
          continued

          Class B Limited Partner
          -----------------------

          Capital Associates International, Inc.
          7175 West Jefferson Avenue
          Suite 4000
          Lakewood, Colorado 80235

(b) No directors or officers of the general partner or the Class B limited partner owned any Class A limited partner units as of December 31, 1997.

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

Following is a summary of the amounts paid or payable to the general partner and its affiliates during 1997:


Management Fees
---------------

The general partner receives a monthly fee as compensation for services rendered in connection with managing the Partnership's equipment in an amount equal to the lesser of (i) 5% of gross rentals received by the Partnership (but limited to 2% of gross rentals received in the case of full payout leases), or (ii) the fee which the general partner reasonably believes to be competitive with that which would be charged by a non-affiliate for rendering comparable services. Management fees of $425,860 were earned by the general partner during 1997.


Accountable General and Administrative Expenses
-----------------------------------------------

The general partner is entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the Partnership's operations. Such reimbursable expenses amounted to $136,955 during 1997.

Additionally, the general partner receives 4.5% of Partnership cash distributions, and is allocated certain Partnership income and gain, relating to its general partner interest in the Partnership. Distributions paid and net income allocated to the general partner totaled $341,070 for 1997. Distributions paid and net income allocated to the Class B limited partner totaled $505,635 and $157,082, respectively, for 1997.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

     (a)
     and
     (d)  The following documents are filed as part of this Report:

          1. Financial Statements

          2. Financial Statement Schedule

     (b) The Partnership did not file any reports on Form 8-K during the three months ended December 31, 1997.

     (c)  Exhibits required to be filed.

          Exhibit                          Exhibit
          Number                             Name
          -------                          -------

           4.1* Capital Preferred Yield Fund Limited Partnership Agreement dated July 13, 1989 filed as Exhibit 4.1 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990.
           4.2* First Amendment to Limited Partnership Agreement dated December 31, 1991. (Filed April 1, 1992.)
           4.3* Second Amendment to Limited Partnership Agreement dated March 31, 1992. (Filed May 15, 1992.)


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

Dated:   March 31, 1998               Capital Preferred Yield Fund,
                                      A California Limited Partnership

                                      By:  CAI Partners Management Company

                                      By:  /s/John F. Olmstead
                                           -------------------------------
                                           John F. Olmstead
                                           President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on March 31, 1998.


Signature                                      Title
---------                                      -----

/s/John F. Olmstead
-----------------------
John F. Olmstead            President and Director

/s/Dennis J. Lacey
-----------------------
Dennis J. Lacey             Senior Vice President and Director

/s/Anthony M. DiPaolo
-----------------------     Senior Vice President, Principle Financial and Chief
Anthony M. DiPaolo          Administrative Officer and Director

/s/Richard H. Abernethy
-----------------------
Richard H. Abernethy        Vice President and Director

/s/John A. Reed
-----------------------
John A. Reed                Vice President, Assistant Secretary and Director

/s/Joseph F. Bukofski
-----------------------
Joseph F. Bukofski          Vice President, Assistant Secretary and Director

/s/Robert A. Golden
-----------------------
Robert A. Golden            Director

/s/Mick Myers
-----------------------
Mick Myers                  Director

/s/Ann Danielson
-----------------------
Ann Danielson               Assistant Vice President

/s/David J. Anderson
-----------------------
David J. Anderson           Chief Accounting Officer and Secretary