Form 10-Q
period 1998-03-31
CAPITAL PREFERRED YIELD FUND
filed 1998-05-14
CIK 853158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    March 31, 1998
                               -------------------------------------------------

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

                        Exhibit Index appears on Page 11

                               Page 1 of 12 Pages

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                                 March 31, 1998


                                Table of Contents
                                -----------------

                                                                            PAGE
PART I.  FINANCIAL INFORMATION                                              ----

     Item 1.  Financial Statements (Unaudited)

              Balance Sheets-March 31, 1998 and December 31, 1997            3

              Statements of Income - Three Months Ended
              March 31, 1998 and 1997                                        4

              Statements of Cash Flows - Three Months Ended
              March 31, 1998 and 1997                                        5

              Notes to Financial Statements                                  6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           7-10


PART II. OTHER INFORMATION


     Item 1.  Legal Proceedings                                              11

     Item 6.  Exhibits and Reports on Form 8-K                               11

              Signature                                                      12

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                                 BALANCE SHEETS


                                     ASSETS

                                                       (Unaudited)
                                                         March 31,  December 31,
                                                           1998         1997
                                                       -----------   -----------
Cash and cash equivalents                              $   308,900   $ 2,839,510
Accounts receivable, net                                 7,559,905     7,579,737
Receivable from related party                               20,000             -
Equipment held for sale or re-lease                        776,656       887,865
Net investment in direct finance leases                    390,413       229,696
Leased equipment, net                                      605,006     1,074,600
                                                       -----------   -----------

Total assets                                           $ 9,660,880   $12,611,408
                                                       ===========   ===========

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Payable to affiliate                              $    11,165   $    44,916
     Accounts payable and accrued liabilities              855,797       905,979
     Rents received in advance                              92,801       162,931
     Distributions payable to partners                     604,994     1,241,334
     Discounted lease rentals                                    -         7,835
     Financed operating lease rentals                      520,238     1,123,270
                                                       -----------   -----------

Total liabilities                                        2,084,995     3,486,265
                                                       -----------   -----------

Partners' capital:
     General partner                                             -             -
     Limited partners:
         Class A                                         5,506,897     6,923,098
         Class B                                         2,068,988     2,202,045
                                                       -----------   -----------

Total partners' capital                                  7,575,885     9,125,143
                                                       -----------   -----------

Total liabilities and partners' capital                $ 9,660,880   $12,611,408
                                                       ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                            1998         1997
                                                         ----------   ----------
REVENUE:
  Operating lease rentals                                $  110,173   $1,562,212
  Direct finance lease income                                94,714      249,422
  Equipment sales margin                                    392,662      127,494
  Interest income                                            19,139       20,068
                                                         ----------   ----------
Total revenue                                               616,688    1,959,196
                                                         ----------   ----------

EXPENSES:
  Depreciation and amortization                             106,316    1,008,536
  Management fees paid to general partner                     8,570      113,104
  Direct services from general partner                       23,783       45,091
  Interest on discounted lease rentals                           28       70,192
  Interest on financed operating lease rentals               12,639       13,157
  General and administrative                                 55,378       65,909
  Provision for losses                                       50,000      125,000
                                                         ----------   ----------
Total expenses                                              256,714    1,440,989
                                                         ----------   ----------

NET INCOME                                               $  359,974   $  518,207
                                                         ==========   ==========

NET INCOME ALLOCATED:
  To the general partner                                 $   85,916   $  106,168
  To the Class A limited partners                           254,798      383,084
  To the Class B limited partner                             19,260       28,955
                                                         ----------   ----------

                                                         $  359,974   $  518,207
                                                         ==========   ==========
  Net income per weighted average Class A
      limited partner units outstanding                  $     1.01   $     1.52
                                                         ==========   ==========

  Weighted average Class A limited partner
       unit outstanding                                     251,388      251,709
                                                         ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      Three Months Ended
                                                                          March 31,
                                                                 --------------------------
                                                                    1998            1997
                                                                 -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                        $   625,828    $ 3,210,879
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on financed operating lease rentals            (603,032)       (42,009)
  Principal payments on discounted lease rentals                      (7,835)      (708,155)
  Distributions to partners                                       (2,545,571)    (2,617,780)
  Redemptions of limited partner units                                     -        (12,394)
                                                                 -----------    -----------

Net cash used in financing activities                             (3,156,438)    (3,380,338)
                                                                 -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (2,530,610)      (169,459)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   2,839,510      2,672,112
                                                                 -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $   308,900    $ 2,502,653
                                                                 ===========    ===========

Supplemental disclosure of cash flow information:
         Interest paid on discounted lease rentals               $        28    $    70,192
         Interest paid on financed operating lease rentals            12,639         13,157














   The accompanying notes are an integral part of these financial statements.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of the general partner, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1997 has been derived from the audited financial statements included in the Partnership's 10-K. For further information, refer to the financial statements of Capital Preferred Yield Fund, A California Limited Partnership (the "Partnership"), and the related notes, included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, previously filed with the Securities and Exchange Commission.

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

                                                 Condensed
                                           Statements of Income     The Effect
                                           for the Three Months    on Net Income
                                             Ended March 31,         of Changes
                                         -----------------------      Between
                                            1998        1997          Periods
                                         ----------  -----------   -------------

Leasing margin                           $  85,904    $ 719,749     $(633,845)
Equipment sales margin                     392,662      127,494       265,168
Interest income                             19,139       20,068          (929)
Management fees paid to general partner     (8,570)    (113,104)      104,534
Direct services from general partner       (23,783)     (45,091)       21,308
General and administrative                 (55,378)     (65,909)       10,531
Provision for losses                       (50,000)    (125,000)       75,000
                                         ---------    ---------     ---------
Net income                               $ 359,974    $ 518,207     $(158,233)
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

LEASING MARGIN

Leasing margin consists of the following:

                                                         Three Months Ended
                                                             March 31,
                                                   -----------------------------
                                                       1998            1997
                                                   -----------     -------------

Operating lease rentals                            $   110,173     $ 1,562,212
Direct financing lease income                           94,714         249,422
Depreciation and amortization                         (106,316)     (1,008,536)
Interest expense on related financed
  operating lease rentals                              (12,639)        (13,157)
Interest expense on related discounted
  lease rentals                                            (28)        (70,192)
                                                   -----------     -----------
     Leasing margin                                $    85,904     $   719,749
                                                   ===========     ===========

     Leasing margin ratio                                   42%             40%
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

The ultimate rate of return on leases depends, in part, on interest rates at the time the leases are originated, as well as future equipment values and on-going lessee creditworthiness. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate changes in the capital markets).

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:

                                                         Three Months Ended
                                                             March 31,
                                                   -----------------------------
                                                       1998            1997
                                                   -----------     -------------

Equipment sales revenue                            $   740,425      $ 1,257,201
Cost of equipment sales                               (347,763)      (1,129,707)
                                                   -----------      -----------
   Equipment sales margin                          $   392,662      $   127,494
                                                   ===========      ===========

The Partnership is in it's liquidation period (as defined in the Partnership Agreement). Currently, a portion of the Partnership's initial leases are expiring and equipment is being remarketed (i.e., re-leased or sold to the original lessee or third parties). Equipment sales margin increased as the Partnership was successful in realizing amounts on equipment greater than their net book values.

INTEREST INCOME

Interest income decreased due to a decrease in cash available for investment as the Partnership is in liquidation and therefore distributing excess cash to the partners.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

PROVISION FOR LOSSES

The remarketing of equipment for an amount greater than its book value is reported with equipment sales margin (if the equipment is sold) or leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment (which is typically not known until remarketing subsequent to the initial lease termination has occurred) is recorded as provision for losses.

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

The provision for losses recorded for the three months ended March 31, 1998 and for the same period in 1997 was primarily related to lessees returning equipment to the Partnership. The Partnership had previously expected to realize the carrying value of this equipment through lease renewals and proceeds from the sales of equipment to the original lessees. The fair market value of the equipment re-leased or sold to a third party was less than anticipated.


EXPENSES

Management fees paid to the general partner decreased primarily as a result of portfolio run-off.

Direct services from the general partner and general and administrative expenses
decreased  primarily  due  to  a  decrease  in  administrative   costs  for  the
remarketing of warehoused equipment.


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

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Liquidity and Capital Resources, continued
-------------------------------

During the three months ended March 31, 1998, the Partnership declared distributions to the partners of $1,909,232 ($71,382 of which was paid during April 1998). The Partnership is in its liquidation period (as defined in the Partnership Agreement) and distributions during the liquidation period will vary based upon cash availability. All distributions are expected to be a return of capital for economic purposes.

The general partner currently anticipates that the Partnership will generate cash flow from operations and equipment sales during the remainder of 1998 which, when added to cash and cash equivalents on hand, should provide sufficient cash to enable the Partnership to meet its current operating requirements.

The Class B limited partner distributions of cash from operations are subordinated to the Class A limited partners receiving distributions of cash from operations, as scheduled in the Partnership Agreement (i.e., 13%). Therefore, because of the anticipated decrease in distributions to the Class A limited partners, CAII, the sole Class B limited partner, ceased receiving distributions of cash from operations as of August 1997. The general partner believes these cumulative distributions will be paid when the proceeds from the sale of certain equipment become available for distribution. Such proceeds are currently recorded in accounts receivable.

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


Item 6.        Exhibits and Reports on Form 8-K

               (a) None

               (b) The  Partnership  did not file any reports on Form 8-K during the three months ended March 31, 1998

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




                                       CAPITAL PREFERRED YIELD FUND
                                       A California Limited Partnership

                                       By:  CAI Partners Management Company


Dated:  May 14, 1998                   By:  /s/Anthony M. DiPaolo
                                            ---------------------
                                            Anthony M. DiPaolo
                                            Senior Vice President