Form 10-Q
period 1998-06-30
CAPITAL PREFERRED YIELD FUND
filed 1998-08-12
CIK 853158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 1998
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -------------------------------------------------
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

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                                  June 30, 1998


                               Table of Contents
                               -----------------


PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
     Item 1.  Financial Statements (Unaudited)

              Balance Sheets-June 30, 1998 and December 31, 1997              3

              Statements of Income - Three and Six Months Ended
              June 30, 1998 and 1997                                          4

              Statements of Cash Flows - Six Months Ended
              June 30, 1998 and 1997                                          5

              Notes to Financial Statements                                  6-7

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     8-11


PART II.  OTHER INFORMATION


     Item 1.  Legal Proceedings                                              12

     Item 6.  Exhibits and Reports on Form 8-K                               12

              Signature                                                      13

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                                 BALANCE SHEETS


                                     ASSETS

                                                  June 30,          December 31,
                                                    1998               1997
                                                 ------------     --------------
                                                  (Unaudited)

Cash and cash equivalents                        $ 3,655,429       $  2,839,510
Accounts receivable, net                           4,729,660          7,579,737
Receivable from related party                         59,858                  -
Equipment held for sale or re-lease                  268,244            887,865
Net investment in direct finance leases              315,574            229,696
Leased equipment, net                                357,416          1,074,600
                                                 -----------       ------------

Total assets                                     $ 9,386,181       $ 12,611,408
                                                 ===========       ============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Payables to affiliates                         $    49,751       $     44,916
  Accounts payable and accrued liabilities         1,205,853            905,979
  Rents received in advance                           92,801            162,931
  Distributions payable to partners                2,402,589          1,241,334
  Financed operating lease rentals                   494,013          1,131,105
                                                 -----------       ------------

Total liabilities                                  4,245,007          3,486,265
                                                 -----------       ------------


Partners' capital:
  General partner                                          -                  -
  Limited partners:
    Class A                                        3,224,503          6,923,098
    Class B                                        1,916,671          2,202,045
                                                 -----------       ------------

Total partners' capital                            5,141,174          9,125,143
                                                 -----------       ------------

Total liabilities and partners' capital          $ 9,386,181       $ 12,611,408
                                                 ===========       ============


   The accompanying notes are an integral part of these financial statements.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                             Three Months Ended                   Six Months Ended
                                                                  June 30,                              June 30,
                                                        -------------------------------     -----------------------------
                                                            1998              1997               1998            1997
                                                        ------------      -------------     ------------    -------------
Revenue:
  Operating lease rentals                                $   50,755        $ 1,606,275       $  160,928      $ 3,168,487
  Direct finance lease income                                 9,594            264,957          104,308          514,379
  Equipment sales margin                                    165,344            110,068          558,006          237,562
  Interest income                                            16,294             22,102           35,433           42,170
                                                         ----------        -----------       ----------      -----------
     Total revenue                                          241,987          2,003,402          858,675        3,962,598
                                                         ----------        -----------       ----------      -----------

Expenses:
  Depreciation                                               22,467            936,231          128,783        1,944,767
  Management fees paid to general partner                     9,944            112,996           18,514          226,100
  Direct services from general partner                       34,856             39,058           58,639           84,149
  Interest on discounted lease rentals                            -             55,031               28          125,223
  Interest on financed operating lease rentals               14,398             13,505           27,037           26,662
  General and administrative                                125,198             96,233          180,576          162,142
  Provision for losses                                      425,000            100,000          475,000          225,000
                                                         ----------        -----------       ----------      -----------
     Total expenses                                         631,863          1,353,054          888,577        2,794,043
                                                         ----------        -----------       ----------      -----------

Net income (loss)                                        $ (389,876)       $   650,348       $  (29,902)     $ 1,168,555
                                                         ==========        ===========       ==========      ===========

Net income (loss) allocated:
  To the general partner                                 $   92,018        $   111,785       $  177,934      $   217,953
  To the Class A limited partners                          (448,042)           500,718         (193,244)         883,802
  To the Class B limited partner                            (33,852)            37,845          (14,592)          66,800
                                                         ----------        ------------      ----------      -----------

                                                         $ (389,876)       $   650,348       $  (29,902)     $ 1,168,555
                                                         ==========        ===========       ==========      ===========
  Net income (loss) per weighted average
     Class A limited partner units outstanding           $    (1.78)       $      1.99       $    (0.77)     $      3.51
                                                         ==========        ===========       ==========      ===========

  Weighted average Class A limited
      partner unit outstanding                              251,388            251,614          251,388          251,661
                                                         ==========        ===========       ==========      ===========





   The accompanying notes are an integral part of these financial statements.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                             Six Months Ended
                                                                                 June 30,
                                                                    ---------------------------------
                                                                        1998                  1997
                                                                    -----------           -----------

Net cash provided by operating activities                           $ 4,245,823           $ 5,855,778
                                                                    -----------           -----------

Cash flows from financing activities:
  Principal payments on financed operating lease rentals               (629,257)             (232,463)
  Principal payments on discounted lease rentals                         (7,835)           (1,372,128)
  Distributions to partners                                          (2,792,812)           (5,287,568)
  Redemptions of limited partner units                                        -               (15,669)
                                                                    -----------           -----------

Net cash used in financing activities                                (3,429,904)           (6,907,828)
                                                                    -----------           -----------

Net increase (decrease) in cash and cash equivalents                    815,919            (1,052,050)

Cash and cash equivalents at beginning of period                      2,839,510             2,672,112
                                                                    -----------           -----------

Cash and cash equivalents at end of period                          $ 3,655,429           $ 1,620,062
                                                                    ===========           ===========

Supplemental disclosure of cash flow information:
  Interest paid on discounted lease rentals                         $        28           $   125,223
  Interest paid on financed operating lease rentals                      27,037                26,662














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

     RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"), which requires comprehensive income to be displayed prominently within the financial statements. Comprehensive income is defined as all recognized changes in equity during a period from transactions and other events and circumstances except those resulting from investments by owners and distributions to owners. Net income and items that previously have been recorded directly in equity are included in comprehensive income. Statement 130 affects only the reporting and disclosure of comprehensive income but does not affect recognition or measurement of income. Statement 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Partnership adopted Statement 130 in the first quarter of 1998. The adoption did not have an impact on its financial reporting.

2.   Transactions With the General Partner and Affiliate
     ---------------------------------------------------

     DIRECT SERVICES FROM GENERAL PARTNER:

     The general partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. The Partnership recorded $58,639 of direct services from the general partner for the six months ended June 30, 1998. Of that amount $26,688 is included in payables to affiliates.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

2.   Transactions With the General Partner and Affiliate, continued
     ---------------------------------------------------

     MANAGEMENT FEES PAID TO GENERAL PARTNER:

     In accordance with the Partnership Agreement, the general partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. The Partnership recorded a management fee of $18,514 for the six months ended June 30, 1998.

     GENERAL AND ADMINISTRATIVE EXPENSES:

     The general partner and an affiliate are reimbursed for the actual cost of administrative expenses paid on behalf of the Partnership per the terms of the Partnership Agreement. At June 30, 1998, $23,063 of reimbursable expenses are included in payables to affiliates.

     RECEIVABLE FROM RELATED PARTY:

     The general partner collects and applies rental payments to lessees' accounts with the Partnership for those lessees who remit directly to the general partner. The rental payments are then transferred to the Partnership, eliminating the receivable from related party balance. At the end of June 1998, $59,858 in rents were applied by the general partner that were transferred to the Partnership in July 1998.

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



                                                Condensed Statements                        Condensed Statements
                                                   of Income for         The Effect on          of Income for        The Effect on
                                                 the Three Months         Net Income           the Six Months          Net Income
                                                   Ended June 30,         of Changes           Ended June 30,          of Changes
                                            ---------------------------     Between     --------------------------       Between
                                                1998           1997         Periods         1998          1997           Periods
                                            ------------   ------------ --------------  -----------  -------------   --------------

Leasing margin                               $    23,484    $  866,465   $  (842,981)   $   109,388   $ 1,586,214     $(1,476,826)
Equipment sales margin                           165,344       110,068        55,276        558,006       237,562         320,444
Interest income                                   16,294        22,102        (5,808)        35,433        42,170          (6,737)
Management fees paid to general partner           (9,944)     (112,996)      103,052        (18,514)     (226,100)        207,586
Direct services from general partner             (34,856)      (39,058)        4,202        (58,639)      (84,149)         25,510
General and administrative                      (125,198)      (96,233)      (28,965)      (180,576)     (162,142)        (18,434)
Provision for losses                            (425,000)     (100,000)     (325,000)      (475,000)     (225,000)       (250,000)
                                             -----------    ----------   -----------    -----------   -----------     -----------
Net income (loss)                            $ (389,876)    $  650,348   $(1,040,224)   $   (29,902)  $ 1,168,555     $(1,198,457)
                                             ===========    ==========   ===========    ===========   ===========     ===========

The Partnership is in its liquidation period as defined in the Partnership Agreement and, as expected, the Partnership is not purchasing additional equipment, initial leases are expiring and the amount of equipment being remarketed (i.e., re-leased, renewed, or sold) will increase. As a result, both the size of the Partnership's leasing portfolio and the amount of leasing revenue are declining. The Partnership recorded a net loss for the 1998 quarter and the 1998 period primarily due to the provision for loss (discussed below) taken on equipment returned to the Partnership.

LEASING MARGIN

Leasing margin consists of the following:


                                                    Three Months Ended                    Six Months Ended
                                                         June 30,                              June 30,
                                                -----------------------------       -----------------------------
                                                   1998              1997               1998              1997
                                                -----------       -----------       -----------       -----------

Operating lease rentals                         $    50,755       $ 1,606,275       $   160,928       $ 3,168,487
Direct financing lease income                         9,594           264,957           104,308           514,379
Depreciation                                        (22,467)         (936,231)         (128,783)       (1,944,767)
Interest expense on related financed
  operating lease rentals                           (14,398)          (13,505)          (27,037)          (26,662)
Interest expense on related discounted
  lease rentals                                           -           (55,031)              (28)         (125,223)
                                                -----------       -----------       -----------       -----------
   Leasing margin                               $    23,484       $   866,465       $   109,388       $ 1,586,214
                                                ===========       ===========       ===========       ===========

       Leasing margin ratio                              39%               46%               41%               43%
                                                ===========       ===========       ===========       ===========


                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued
---------------------

LEASING MARGIN, continued

The components of leasing margin have declined and are expected to decline further due to portfolio run- off.

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

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:

                                  Three Months Ended        Six Months Ended
                                       June 30,                June 30,
                            -------------------------  -------------------------
                               1998          1997         1998          1997
                            -----------  -----------   -----------   -----------

Equipment sales revenue     $  498,472   $  220,845    $ 1,238,897  $ 1,478,046
Cost of equipment sales       (333,128)    (110,777)      (680,891)  (1,240,484)
                            ----------   ----------    -----------  ------------

   Equipment sales margin   $  165,344   $  110,068    $   558,006  $   237,562
                            ==========   ==========    ===========  ===========

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

The provision for losses recorded for the six months ended June 30, 1998 and for the same period in 1997 was primarily related to lessees returning equipment to the Partnership. For the 1998 quarter, the Partnership recorded a loss of $425,000 on mining and transportation equipment and office furniture and fixtures held for sale or re-lease. The Partnership had previously expected to realize the carrying value of this equipment through proceeds from the sales of equipment to the original lessees. The fair market value of the equipment is less than anticipated.

EXPENSES

The increase in general and administrative expenses was primarily due to an increase in non-resident withholding tax for 1997, paid and expensed on behalf of the limited partners during the second quarter of 1998.

Liquidity and Capital Resources
-------------------------------

The Partnership funds its operating activities principally with cash from rents, non-recourse debt, interest income and sales of off-lease equipment. Available cash and cash reserves of the Partnership are invested in interest bearing cash accounts and short-term U.S. Government securities pending distributions to the partners.

During the three months ended June 30, 1998, the Partnership declared distributions to the partners of $2,044,833 ($1,784,872 of which was paid during July 1998). A portion of such distributions constituted a return of capital for accounting purposes. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a Partnership which exceeds its net income for the fiscal period may be deemed a return of capital. However, the total percentage of a partnership's return on capital over its life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sales of equipment after initial lease terms expire) have been realized at the termination of the Partnership. The Partnership is in its liquidation period (as defined in the Partnership Agreement) and distributions during the liquidation period will vary based upon cash availability. All distributions are expected to be a return of capital for economic purposes.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, continued
-------------------------------

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

YEAR 2000 ISSUES

An affiliate provides accounting and other administrative services, including data processing services to the Partnership. The affiliate has conducted a comprehensive review of its computer systems to identify systems that could be affected by the Year 2000 issue. The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. Certain computer programs which have time-sensitive software could recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations. Certain of the affiliates's software have already been updated to software which correctly accounts for the Year 2000. In addition, the affiliate is engaged in a system conversion, whereby the affiliates's main lease tracking and accounting software is being replaced with new systems which will account for the Year 2000 correctly. The general partner does not expect any other changes required for the Year 2000 to have a material effect on the financial position or results of operations of the Partnership. In addition, the general partner does not expect any Year 2000 issues relating to customers and vendors will have a material effect on its financial position or results of operations of the Partnership. Costs incurred by the Partnership to address the Year 2000 issue have been immaterial.

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


Item 6.  Exhibits and Reports on Form 8-K

               (a) None

               (b) The  Partnership  did not file any reports on Form 8-K during the three months ended June 30, 1998

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                CAPITAL PREFERRED YIELD FUND
                                A California Limited Partnership

                                By:  CAI Partners Management Company

Dated:  August 12, 1998         By:  /s/Anthony M. DiPaolo
                                     --------------------------------
                                     Anthony M. DiPaolo
                                     Senior Vice President