Form 10-K/A
period 1997-12-31
CAPITAL PREFERRED YIELD FUND
filed 1998-11-13
CIK 853158

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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
                                                     =======       ============

Item 5.   Market  for  the  Partnership's  Common Equity and Related Stockholder
          ----------------------------------------------------------------------
          Matters, continued
          -------

(c)       Distributions, continued
          -------------

          The following represents annual cumulative distributions per Class A limited partner unit, as described in Footnote 1 to Notes to Financial Statements.

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
                                                 --------
                                                 $ 256.21
                                                 ========

          (1) Cumulative distributions, as described in Footnote 1 to Notes to Consolidated Financial Statements, began February 1990.

Item 6.   Selected Financial Data
          -----------------------

The following selected financial data (*as restated - see Note 1 to the Partnership's financial statements) relates to the years ended December 31, 1993 through 1997. The data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing elsewhere herein.



                                                       1997           1996             1995             1994             1993
                                                       ----           ----             ----             ----             ----

Total revenue                                      $ 7,673,132*   $ 11,319,825     $ 15,975,029     $ 20,833,137     $ 21,098,376

Net income                                           2,056,120*      2,239,112        2,943,220       2,793,164           556,417

Net income per weighted average
  Class A limited partner unit outstanding                6.34*           6.23             9.24            8.67              0.51

Total assets                                        12,091,018      22,981,183       37,516,977      53,791,269        73,668,153

Discounted lease rentals                                 7,835       4,363,104        9,146,266      20,324,037        33,425,426

Financed operating lease rentals                     1,123,270       1,329,087        1,594,646               -                 -

Distributions declared to partners                   8,281,136      12,106,228        9,276,551       9,286,099         9,256,647

Distributions declared to Class A limited
  partners per monthly weighted average
  Class A limited partner unit outstanding               29.14           42.17            32.46           32.46             32.10


Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income (*as restated - see Note 1 to the Partnership's financial statements).


                                                    Condensed                                     Condense
                                               Statements of Income       The effect on         Statements of         The effect of
                                                  for the years             net income      Income for the years        net income
                                                ended December 31,          of changes        ended December 31,        of changes
                                             --------------------------      between      -------------------------      between
                                                1997           1996           years           1996         1995           years
                                             -----------    -----------   -------------   ------------ ------------   -------------

Leasing margin                               $ 2,716,704    $ 3,064,878    $ (348,174)    $ 3,064,878  $  3,776,911    $ (712,033)
Equipment sales margin                           871,137*     1,350,258      (479,121)     1,350,258       976,149       374,109
Interest income                                   75,168        188,628      (113,460)        188,628       144,913        43,715
Provision for losses                            (740,000)    (1,130,000)      390,000      (1,130,000)     (605,000)     (525,000)
Management fees paid to general partner         (425,860)      (702,219)      276,359        (702,219)   (1,035,316)      333,097
Direct services from general partner            (136,955)      (101,145)      (35,810)       (101,145)      (90,270)      (10,875)
General and administrative                      (304,074)      (431,288)      127,214        (431,288)     (224,167)     (207,121)
                                             -----------    -----------    ----------     -----------  ------------    ----------
Net income                                   $ 2,056,120*   $ 2,239,112    $ (182,992)    $ 2,239,112  $  2,943,220    $ (704,108)
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

EQUIPMENT SALES MARGIN

Equipment sales margin (*as restated - see Note 1 to the Partnership's financial statements) consists of the following:

                                         Years ended December 31,
                              -------------------------------------------------
                                    1997            1996               1995
                                    ----            ----               ----

Equipment sales revenue       $  11,670,273*    $ 4,868,827       $  3,868,324
Cost of equipment sales         (10,799,136)     (3,518,569)        (2,892,175)
                              -------------     -----------       ------------
Equipment sales margin        $     871,137*    $ 1,350,258       $    976,149
                              =============     ===========       ============

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

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

             Index to Financial Statements and
             Financial Statement Schedule


                                                                         Page
          Financial Statements - RESTATED                               Number
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

                                       /s/KPMG Peat Marwick LLP
                                       ------------------------
                                       KPMG PEAT MARWICK LLP


Denver, Colorado
February 6, 1998

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                                 BALANCE SHEETS
                           December 31, 1997 and 1996

                                     ASSETS

                                                      RESTATED
                                                        1997             1996
                                                        ----             ----

Cash and cash equivalents                          $  2,839,510     $  2,672,112
Accounts receivable                                   7,059,347          390,607
Equipment held for sale or re-lease                     887,865        1,081,841
Net investment in direct finance leases                 229,696        5,316,787
Leased equipment, net                                 1,074,600       13,519,836
                                                   ------------     ------------

     Total assets                                  $ 12,091,018     $ 22,981,183
                                                   ============     ============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Payables to affiliate                            $     44,916     $     65,370
  Accounts payable and accrued liabilities              905,979          821,791
  Rents received in advance                             162,931          230,501
  Distributions payable to partners                   1,241,334        1,317,409
  Discounted lease rentals                                7,835        4,363,104
  Financed operating lease rentals                    1,123,270        1,329,087
                                                   ------------     ------------

     Total liabilities                                3,486,265        8,127,262
                                                   ------------     ------------

Partners' capital:
  General partner                                             -                -
  Limited partners:
    Class A 360,000 units authorized;
    251,388 and 252,047 units issued
    and outstanding in 1997 and 1996,
    respectively                                      6,439,272       12,199,688
      Class B                                         2,165,481        2,654,233
                                                   ------------      -----------

     Total partners' capital                          8,604,753       14,853,921
                                                   ------------      -----------

       Total liabilities and partners' capital     $ 12,091,018       22,981,183
                                                   ============      ===========

                 See accompanying notes to financial statements.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                              STATEMENTS OF INCOME
                  Years ended December 31, 1997, 1996 and 1995


                                                        RESTATED
                                                          1997          1996             1995
                                                          ----          ----             ----

REVENUE:
  Operating lease rentals                             $ 5,678,596   $ 8,584,425     $ 13,253,954
  Direct finance lease income                           1,048,231     1,196,514        1,600,013
  Equipment sales margin                                  871,137     1,350,258          976,149
  Interest income                                          75,168       188,628          144,913
                                                      -----------   -----------     ------------

     Total revenue                                      7,673,132    11,319,825       15,975,029
                                                      -----------   -----------     ------------

EXPENSES:
  Depreciation and amortization                         3,760,718     6,124,604        9,944,160
  Interest on discounted lease rentals                    193,516       501,872        1,132,896
  Interest on financed operating lease receivables         55,889        89,585               -
  Management fees paid to general partner                 425,860       702,219        1,035,316
  Provision for losses                                    740,000     1,130,000          605,000
  Direct services from general partner                    136,955       101,145           90,270
  General and administrative                              304,074       431,288          224,167
                                                      -----------   -----------     ------------

     Total expenses                                     5,617,012     9,080,713       13,031,809
                                                      -----------   -----------     ------------

NET INCOME                                            $ 2,056,120   $ 2,239,112     $  2,943,220
                                                      ===========   ===========     ============

NET INCOME ALLOCATED:
  To the general partner                              $   341,070   $   544,780     $    417,444
  To the Class A limited partners                       1,594,532     1,575,257        2,348,293
  To the Class B limited partner                          120,518       119,075          177,483
                                                      -----------   -----------     ------------

                                                      $ 2,056,120   $ 2,239,112     $  2,943,220
                                                      ===========   ===========     ============
Net income per weighted average Class A
  limited partner unit outstanding                    $      6.34   $      6.23     $       9.24
                                                      ===========   ===========     ============

Weighted average Class A limited
  partner units outstanding                               251,556       252,689          254,130
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

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                         STATEMENTS OF PARTNERS' CAPITAL
                  Years ended December 31, 1997, 1996 and 1995



                                                                    Class A
                                                                    Limited       Class A         Class B
                                                     General        Partner       Limited         Limited
                                                     Partner         Units        Partners        Partner           Total
                                                    ---------       -------    -------------     -----------     ------------


Partners' capital, January 1, 1995                 $        -       254,643    $  27,735,594     $ 3,559,521     $ 31,295,115

Redemptions                                                 -          (979)        (109,959)              -         (109,959)
Net income                                            417,444             -        2,348,293         177,483        2,943,220
Distributions declared to partners                   (417,444)            -       (8,258,184)       (600,923)      (9,276,551)
                                                   ----------       -------    -------------     -----------     ------------

Partners' capital, December 31, 1995                        -       253,664       21,715,744       3,136,081       24,851,825

Redemptions                                                 -        (1,617)        (130,788)              -         (130,788)
Net income                                            544,780             -        1,575,257         119,075        2,239,112
Distributions declared to partners                   (544,780)            -      (10,960,525)       (600,923)     (12,106,228)
                                                   ----------       -------    -------------     -----------     ------------

Partners' capital, December 31, 1996                        -       252,047       12,199,688       2,654,233       14,853,921

Redemptions                                                 -          (659)         (24,152)              -          (24,152)
Net income (RESTATED)                                 341,070             -        1,594,532         120,518        2,056,120
Distributions declared to partners                   (341,070)            -       (7,330,796)       (609,270)      (8,281,136)
                                                   ----------       -------    -------------     -----------     ------------

Partners' capital,
   December 31, 1997 (RESTATED                     $        -       251,388    $   6,439,272     $ 2,165,481     $  8,604,753
                                                   ==========       =======    =============     ===========     ============










                 See accompanying notes to financial statements.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership
                            STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1997, 1996 and 1995



                                                                     RESTATED
                                                                       1997             1996             1995
                                                                       ----             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $   2,056,120    $   2,239,112    $   2,943,220
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                    3,760,718        6,124,604        9,944,160
    Provision for losses                                               740,000        1,130,000          605,000
    Cost of equipment sales                                         10,799,136        3,474,892        4,370,077
    Recovery of investment in direct finance leases                  2,095,063        2,955,733        5,306,706
    Changes in assets and liabilities:
      Decrease (increase) in accounts receivable                    (6,087,949)         296,759          200,772
      Increase (decrease) in payables to affiliate                     (20,454)         (55,695)          14,289
      Increase (decrease) in accounts payable
        and accrued liabilities                                         84,188          234,392         (221,315)
      Decrease in rents received in advance                            (67,570)         (29,893)         (37,747)
                                                                 -------------    -------------    -------------
Net cash provided by operating activities                           13,359,252       16,369,904       23,125,162
                                                                 -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment on operating leases from affiliate                  -       (1,142,624)      (1,038,727)
  Investment in direct finance leases, acquired from affiliate               -         (123,945)      (1,056,764)
                                                                 -------------    -------------    -------------
Net cash used in investing activities                                        -       (1,266,569)      (2,095,491)
                                                                 -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from financing of operating lease receivables                     -               -         1,594,646
  Principal payments on discounted lease rentals                    (4,432,906)      (4,876,162)     (11,177,771)
  Principal payments on financed operating lease rentals              (377,585)        (172,559)              -
  Distributions to partners                                         (8,357,211)     (11,744,201)      (9,279,655)
  Redemptions of Class  A limited partner units                        (24,152)        (130,788)        (109,959)
                                                                 -------------    -------------    -------------
Net cash used in financing activities                              (13,191,854)     (16,923,710)     (18,972,739)
                                                                 -------------    -------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   167,398       (1,820,375)       2,056,932
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       2,672,112        4,492,487        2,435,555
                                                                 -------------    -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                         $   2,839,510    $   2,672,112    $   4,492,487
                                                                 =============    =============    =============

Supplemental disclosure of cash flow information:
     Interest paid on discounted lease rentals                   $     193,516    $     501,872    $   1,132,896
     Interest paid on financed operating lease receivables              55,889           89,585                -



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

       The Partnership entered its liquidation period in April of 1996. During 1997, the Partnership sold a substantial portion of its assets of which approximately $6,750,000 was included in accounts receivable and was delivered to an escrow agent on December 31, 1997 to be released, per the terms of the agreement, during 1998. The general partner anticipates that the remaining assets will be liquidated and all liabilities settled during 1998. Any remaining cash will be distributed to the partners in accordance with the liquidation provisions in the Partnership Agreement.

       CAII is the Class B limited partner. CAII contributed $5,538,805 of equipment to the Partnership in exchange for its Class B limited partnership interest, which represents 10% of the net offering proceeds. CAII has no remaining obligation to contribute cash and/or equipment to the Partnership.

       Restatement

       During December 1997, the Partnership sold a substantial portion of its assets. Due to a mathematical error in the calculation of sales proceeds, the total sales proceeds placed in escrow exceeded the ultimate obligation of the buyer by approximately $520,000, resulting in an overstatement of equipment sales margin for the year ended December 31, 1997 by such amount. The accompanying 1997 financial statements have been restated for the correction of this error. The following table summarized the restatement impact on total partners' capital, net income and net income per weighted average Class A Limited Partner Unit as of and for the year ended December 31, 1997:

       Total Partners' capital as previously reported       $ 9,125,143
       Effects of sales proceeds adjustment                    (520,390)
                                                            -----------
          As restated                                       $ 8,604,753
                                                            ===========

       Net income as previously reported                    $ 2,576,510
       Effect of sales proceeds adjustment                     (520,390)
                                                            -----------
       As restated                                          $ 2,056,120
                                                            ===========

       Net income per weighted average Class A
         Limited Partner Unit outstanding as
         previously reported                                   $   8.26
       Effect of sales proceeds adjustment                        (1.92)
                                                               --------
       As restated                                             $   6.34
                                                               ========

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

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued

1.   Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------

       Federal Income Tax Basis Profits and Losses, continued
       -------------------------------------------
         Second, 91.08% to the Class A limited partners, 7.92% to the Class B limited partner, and 1% to the general partner.

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

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued

7.   Tax Information (Unaudited)
     ---------------------------

     The following reconciles net income for financial reporting purposes to income for federal income tax purposes for the years ended December 31,:



                                                1997                  1996              1995
                                                ----                  ----              ----

     Net income per financial statements    $ 2,056,120          $  2,239,112      $  2,943,220
     Differences due to:
       Direct finance leases                  2,090,563             2,949,142         6,912,037
       Depreciation                            (455,865)           (2,802,075)       (3,451,073)
       Provision for losses                     740,000             1,130,000           605,000
       Gain (loss) on sale of equipment       3,022,140            (2,624,981)        1,482,212
       Other                                   (131,242)              302,689           232,461
                                            -----------          ------------      ------------
     Partnership income for
       federal income tax purposes          $ 7,321,716          $  1,193,887      $  8,723,857
                                            ===========          ============      ============



     As of December 31, 1997, the partners' capital accounts per the accompanying financial statements totaled $8,604,753 compared to partners' capital accounts for federal income tax purposes of $18,455,851. The difference arises primarily from commissions reported as a reduction in partners' capital for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation and provisions for losses.


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

Dated:   November 13, 1998            Capital Preferred Yield Fund,
                                      A California Limited Partnership

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