Form 10-Q
period 1998-09-30
CAPITAL PREFERRED YIELD FUND
filed 1998-11-13
CIK 853158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1998
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission file number                            0-19164
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

                        Exhibit Index appears on Page 14

                               Page 1 of 15 Pages

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                               September 30, 1998


                                Table of Contents
                                -----------------


PART I.         FINANCIAL INFORMATION                                       PAGE
                                                                            ----
     Item 1.    Financial Statements (Unaudited)

                Balance Sheets-September 30, 1998 and December 31, 1997      3

                Statements of Income - Three and Nine Months Ended
                September 30, 1998 and 1997                                  4

                Statements of Cash Flows - Nine Months Ended
                September 30, 1998 and 1997                                  5

                Notes to Financial Statements                               6-7

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         8-12


PART II.        OTHER INFORMATION


     Item 1.    Legal Proceedings                                           13

     Item 6.    Exhibits and Reports on Form 8-K                            13

                Exhibit Index                                               14

                Signature                                                   15

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                                 BALANCE SHEETS


                                     ASSETS

                                                    September 30,   December 31,
                                                        1998            1997
                                                    -------------   ------------
                                                     (Unaudited)

Cash and cash equivalents                           $ 3,162,768      $ 2,839,510
Accounts receivable, net                              1,477,579        7,059,347
Equipment held for sale or re-lease                     152,921          887,865
Net investment in direct finance leases                  72,188          229,696
Leased equipment, net                                     6,386        1,074,600
                                                    -----------      -----------

Total assets                                        $ 4,871,842      $12,091,018
                                                    ===========      ===========

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Payables to affiliates                         $     7,315      $    44,916
     Accounts payable and accrued liabilities           600,558          905,979
     Rents received in advance                           92,892          162,931
     Distributions payable to partners                3,439,438        1,241,334
     Financed operating lease rentals                         -        1,131,105
                                                    -----------      -----------

Total liabilities                                     4,140,203        3,486,265
                                                    -----------      -----------

Partners' capital:
     General partner                                          -                -
     Limited partners:
         Class A                                              -        6,439,272
         Class B                                        731,639        2,165,481
                                                    -----------      -----------

Total partners' capital                                 731,639        8,604,753
                                                    -----------      -----------

Total liabilities and partners' capital             $ 4,871,842      $12,091,018
                                                    ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                        Three Months Ended               Nine Months Ended
                                                          September 30,                   September 30,
                                                  ------------------------------    --------------------------
                                                     1998               1997           1998           1997
                                                  -----------        -----------    -----------    -----------
REVENUE:
  Operating lease rentals                         $   277,352        $ 1,301,572    $   439,242    $ 4,470,059
  Direct finance lease income                           2,282            237,433        106,590        751,812
  Equipment sales margin                              212,652             58,711        770,658        296,273
  Interest income                                      27,061             11,474         61,532         53,644
                                                  -----------        -----------    -----------    -----------
     Total revenue                                    519,347          1,609,190      1,378,022      5,571,788
                                                  -----------        -----------    -----------    -----------

EXPENSES:
  Depreciation                                         82,179            805,863        210,962      2,750,630
  Management fees to general partner                   13,362            104,357         31,876        330,457
  Direct services from general partner                 11,647             31,220         70,286        115,369
  Interest on discounted lease rentals                      -             40,895             28        166,118
  Interest on financed operating lease rentals         13,717             11,597         40,754         38,259
  General and administrative                           35,444             51,551        216,020        213,693
  Provision for losses                                 25,000             25,000        500,000        250,000
                                                  -----------        -----------    -----------    -----------
     Total expenses                                   181,349          1,070,483      1,069,926      3,864,526
                                                  -----------        -----------    -----------    -----------

NET INCOME                                        $   337,998        $   538,707    $   308,096    $ 1,707,262
                                                  ===========        ===========    ===========    ===========

NET INCOME ALLOCATED:
  To the general partner                          $   190,190        $    68,905    $   368,124    $   286,858
  To the Class A limited partners                     137,412            436,789        (55,832)     1,320,591
  To the Class B limited partner                       10,396             33,013         (4,196)        99,813
                                                  -----------        -----------    -----------    -----------

                                                  $   337,998        $   538,707    $   308,096    $ 1,707,262
                                                  ===========        ===========    ===========    ===========
  Net income (loss) per weighted average
     Class A limited partner units outstanding    $       .55        $      1.74    $     (0.22)   $      5.25
                                                  ===========        ===========    ===========    ===========

  Weighted average Class A limited
      partner unit outstanding                        251,376            251,507        251,384        251,609
                                                  ===========        ==========     ===========    ===========





   The accompanying notes are an integral part of these financial statements.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Nine Months Ended
                                                                           September 30,
                                                                   ----------------------------
                                                                      1998              1997
                                                                   -----------      -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                          $ 7,437,467      $ 7,791,920
                                                                   -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on financed operating lease rentals            (1,123,270)        (245,988)
  Principal payments on discounted lease rentals                        (7,835)      (2,035,405)
  Distributions to partners                                         (5,982,405)      (7,221,208)
  Redemptions of limited partner units                                    (699)         (23,868)
                                                                   -----------      -----------

Net cash used in financing activities                               (7,114,209)      (9,526,469)
                                                                   -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   323,258       (1,734,549)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     2,839,510        2,672,112
                                                                   -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 3,162,768      $   937,563
                                                                   ===========      ===========

Supplemental disclosure of cash flow information:
  Interest paid on discounted lease rentals                        $        28      $   166,118
  Interest paid on financed operating lease rentals                     40,754           38,259














   The accompanying notes are an integral part of these financial statements.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of the general partner, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1997 was derived from the audited financial statements as restated included in the Partnership's 10-K/A. For further information, refer to the financial statements of Capital Preferred Yield Fund, A California Limited Partnership (the "Partnership"), and the related notes, included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, previously filed with the Securities and Exchange Commission.

     The Partnership is in its liquidation period as defined in the Partnership Agreement. During the liquidation period, the Partnership no longer acquires new leases and the existing lease portfolio is in the process of running-off. As of September 30, 1998, the Partnership had sold a substantial portion of its assets. The General Partner expects to sell the remaining assets by December 31, 1998 and finalize the liquidation of the Partnership.

     RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"), which requires comprehensive income to be displayed prominently within the financial statements. Comprehensive income is defined as all recognized changes in equity during a period from transactions and other events and circumstances except those resulting from investments by owners and distributions to owners. Net income and items that previously have been recorded directly in equity are included in comprehensive income. Statement 130 affects only the reporting and disclosure of comprehensive income but does not affect recognition or measurement of income. Statement 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Partnership adopted Statement 130 in the first quarter of 1998. The adoption did not have an impact on its financial reporting.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 provides guidance for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports of public companies. An operating segment is defined as a component of a business that engages in business activities from which it may earn revenue and incur expenses, a component

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation, continued
     ---------------------

     RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS, continued

     whose operating results are regularly reviewed by the company's chief operating decision maker, and a component for which discrete financial information is available. Statement 131 establishes quantitative thresholds for determining operating segments of a company. Statement 131 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Partnership adopted Statement 131 in the first quarter of 1998. The adoption did not have an impact on its financial reporting.

2.   Transactions With the General Partner and Affiliate
     ---------------------------------------------------

     DIRECT SERVICES FROM GENERAL PARTNER

     The general partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. At September 30, 1998, direct services from the General Partner of $6,277 are included in payable to affiliates.

     MANAGEMENT FEES TO GENERAL PARTNER

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. At September 30, 1998, management fees of $1,038 are included in payables to affiliates.

     GENERAL AND ADMINISTRATIVE EXPENSES

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


                                          Condensed Statements                       Condensed Statements
                                             of Income for         The Effect on         of Income for        The Effect on
                                           the Three Months         Net Income          the Nine Months         Net Income
                                          Ended September 30,       of Changes        Ended September 30,       of Changes
                                      --------------------------     Between      -------------------------      Between
                                          1998          1997         Periods         1998         1997           Periods
                                      ------------   -----------   -------------  -----------  ------------   -------------

Leasing margin                        $ 183,738      $  680,650     $ (496,912)   $  294,088   $ 2,266,864    $ (1,972,776)
Equipment sales margin                  212,652          58,711        153,941       770,658       296,273         474,385
Interest income                          27,061          11,474         15,587        61,532        53,644           7,888
Management fees to general partner      (13,362)       (104,357)        90,995       (31,876)     (330,457)        298,581
Direct services from general partner    (11,647)        (31,220)        19,573       (70,286)     (115,369)         45,083
General and administrative              (35,444)        (51,551)        16,107      (216,020)     (213,693)         (2,327)
Provision for losses                    (25,000)        (25,000)             -      (500,000)     (250,000)       (250,000)
                                      ---------      ----------     ----------    ----------   -----------    ------------
Net income (loss)                     $ 337,998      $  538,707     $ (200,709)   $  308,096   $ 1,707,262    $ (1,399,166)
                                      =========      ==========     ==========    ==========   ===========    ============


The Partnership is in its liquidation period as defined in the Partnership Agreement and, as expected, the Partnership is not purchasing additional equipment, initial leases are expiring and the amount of equipment being remarketed (i.e., re-leased, renewed, or sold) will increase. As a result, both the size of the Partnership's leasing portfolio and the amount of leasing revenue are declining.

LEASING MARGIN

Leasing margin consists of the following:


                                     Three Months Ended                Nine Months Ended
                                        September 30,                    September 30,
                                   ------------------------      ---------------------------
                                     1998           1997             1998            1997
                                   ---------    -----------      -----------     -----------

Operating lease rentals            $ 277,352    $ 1,301,572      $   439,242     $ 4,470,059
Direct financing lease income          2,282        237,433          106,590         751,812
Depreciation                         (82,179)      (805,863)        (210,962)     (2,750,630)
Interest expense                     (13,717)       (52,492)         (40,782)       (204,377)
                                   ---------    -----------      -----------     -----------
   Leasing margin                  $ 183,738    $   680,650      $   294,088     $ 2,266,864
                                   =========    ===========      ===========     ===========

       Leasing margin ratio               66%            38%              54%             43%
                                   =========    ===========      ===========     ===========


                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued
---------------------

LEASING MARGIN, continued

The components of leasing margin have declined and are expected to decline further due to portfolio run- off, as the partnership is in the liquidation stage.

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

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:

                               Three Months Ended         Nine Months Ended
                                 September 30,               September 30,
                           -------------------------  -------------------------
                              1998          1997         1998          1997
                           -----------   -----------  -----------   -----------

Equipment sales revenue    $   793,995   $  147,188   $ 2,032,891   $ 1,625,234
Cost of equipment sales       (581,343)     (88,477)   (1,262,233)   (1,328,961)
                           -----------   ----------   -----------   -----------

   Equipment sales margin  $   212,652   $   58,711   $   770,658   $   296,273
                           ===========   ==========   ===========   ===========

Equipment sales margin increased for the three and ine months ended September 30, 1998 reflecting the efforts of the General Partner to finalize the liquidation of the Partnership.

INTEREST INCOME

Interest income increased due to an increase in cash available for investment.

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

The provision for losses recorded for the nine months ended September 30, 1998 and 1997 was primarily related to lessees returning equipment to the Partnership. For the nine months ended September 30, 1998, the Partnership recorded a loss of $425,000 on mining and transportation equipment and office furniture and fixtures held for sale or re-lease. The Partnership had previously expected to realize the carrying value of this equipment through proceeds from the sales of equipment to the original lessees. The fair market value of the equipment was less than anticipated.

EXPENSES

The increase in general and administrative expenses for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 was primarily due to an increase in non-resident withholding tax for 1997, paid and expensed on behalf of the limited partners during the second quarter of 1998.

Liquidity and Capital Resources
-------------------------------

The Partnership funds its operating activities principally with cash from rents, non-recourse debt, interest income and sales of off-lease equipment. Available cash and cash reserves of the Partnership are invested in interest bearing cash accounts and short-term U.S. Government securities pending distributions to the partners.

During the three months ended September 30, 1998, the Partnership declared distributions to the partners of $4,226,443 ($2,814,544 of which was paid during October 1998). A portion of such distributions constituted a return of capital for accounting purposes. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a Partnership which exceeds its net income for the fiscal period may be deemed a return of capital. However, the total percentage of a partnership's return on capital over its life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sales of equipment after initial lease terms expire) have been realized at the termination of the Partnership. The Partnership is in its liquidation period (as defined in the Partnership Agreement) and distributions during the liquidation period will vary based upon cash availability. All distributions are expected to be a return of capital for economic purposes.

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

The Class B limited partner distributions of cash from operations are subordinated to the Class A limited partners receiving distributions of cash from operations, as scheduled in the Partnership Agreement (i.e., 13%). Cumulative Class B distributions accrued since August 1997, in the amount of $710,813 were paid in October 1998 due to the receipt of proceeds on the sale of certain equipment.

YEAR 2000 ISSUES

An affiliate provides accounting and other administrative services, including data processing services to the Partnership. The affiliate has conducted a comprehensive review of its computer systems to identify systems that could be affected by the Year 2000 issue. The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. Certain computer programs which have time-sensitive software could recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations. Certain of the affiliate's software has already been updated to correctly account for the Year 2000 issue. In addition, the affiliate is engaged in a system conversion, whereby the affiliate's primary lease tracking and accounting software is being replaced with new systems which will account for the Year 2000 correctly. The affiliate expects that the new system will be fully operational by December 31, 1999, and therefore will be fully Year 2000 compliant. The affiliate does not expect any other changes required for the Year 2000 to have a material effect on its financial position or results of operations. As such, the affiliate has not developed any specific contingency plans in the event it fails to complete the conversion to a new system by December 31, 1999. In addition, the affiliate does not expect any Year 2000 issues relating to its customers and vendors to have a material effect on its financial position or results of operations.


New Accounting Pronouncements
-----------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Statement 133 is effective for fiscal years beginning after June 15, 1999, with earlier application permitted.

The Partnership will adopt Statement 133 in the first quarter of 1999. The General Partner does not expect the adoption to have an impact on its financial reporting.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

"Safe Harbor"  Statement Under the Private  Securities  Litigation Reform Act of
--------------------------------------------------------------------------------
1995
----

The statements contained in this report which are not historical facts may be deemed to contain forward- looking statements with respect to events, the occurrence of which involve risks and uncertainties, and are subject to factors that could cause actual future results to differ both adversely and materially from currently anticipated results, including, without limitation, the level of lease originations, realization of residual values, the availability and cost of financing sources and the ultimate outcome of any contract disputes. Certain specific risks associated with particular aspects of the Partnership's business are discussed under Results of Operations in this report and under Results of Operations in the 1997 Form 10-K when and where applicable.

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


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         (b) The Partnership did not file any reports on Form 8-K during the three months ended September 30, 1998

Item No.                           Exhibit Index

     27        Financial Data Schedule

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      CAPITAL PREFERRED YIELD FUND
                                      A California Limited Partnership

                                      By:  CAI Partners Management Company


Dated:  November 13, 1998             By:  /s/Anthony M. DiPaolo
                                           --------------------------------
                                           Anthony M. DiPaolo
                                           Senior Vice President