Form 10-K
period 1998-12-31
CAPITAL PREFERRED YIELD FUND
filed 1999-03-30
CIK 853158

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

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


                        Exhibit Index Appears on Pages 34

                               Page 1 of 35 Pages

Item 1.   Business
          --------

Capital Preferred Yield Fund, a California limited partnership (the "Partnership"), was organized on July 13, 1989 for the purpose of owning and leasing equipment. CAI Partners Management Company, a Colorado corporation and a wholly owned subsidiary of Capital Associates, Inc. ("CAI"), is the general partner of the Partnership.

Capital Associates International, Inc. ("CAII"), an affiliate of the general partner, is the Class B limited partner of the Partnership. In exchange for its Class B limited partner interest, CAII contributed equipment totaling $5,538,805 (i.e., 10% of the net offering proceeds) to the Partnership making it the largest single investor in the Partnership.

During 1998, the Partnership liquidated substantially all of its net assets and distributed the related proceeds to the partners in accordance with the Partnership Agreement. As of December 31, 1998, the Partnership retained assets equal to the estimated settlement value of all remaining liabilities. It is the intent of the general partner to liquidate the remaining receivables and settle all liabilities during 1999. Excess cash remaining after the settlement of liabilities, if any, will be distributed to the Partners in accordance with the Partnership Agreement.

Since its formation, the Partnership acquired equipment of various types under lease to third parties on short-term leases (five years or less). All of the equipment was purchased by CAII directly from manufacturers or from other independent third parties and sold to the Partnership. The equipment generally consisted of transportation and industrial equipment, computer equipment, office furniture and medical equipment, among others (the "equipment"). The Partnership entered its liquidation stage, as defined in the Partnership Agreement, in April 1996.

The Partnership had no employees. The officers, directors and employees of the general partner and its affiliates performed services on behalf of the Partnership. The general partner was entitled to receive certain fees and expense reimbursements in connection with the performance of these services. See
Item 10 of this Report, "Directors and Executive Officers of the Partnership" and Item 13 of this Report, "Certain Relationships and Related Transactions".

The Partnership leased equipment to a significant number of lessees. Two lessees and their affiliates accounted for approximately 20% ($578,932) and 10% ($297,550) of total leasing and remarketing revenue of the Partnership during 1998.

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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

No matters were submitted to a vote of the limited partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter of 1998.


Item 5.   Market  for  the  Partnership's  Common Equity and Related Stockholder
          ----------------------------------------------------------------------
          Matters
          -------

(a) The Partnership's Class A limited partner units, Class B limited partner interest and general partner interest are not publicly traded. There is no established public trading market for such units and interests.

(b) As of December 31, 1998, the date of dissolution, there were 3,494 Class A limited partners.

(c)  Distributions
     -------------

     During 1998, the Partnership made twelve (12) monthly distributions (a portion of which constituted a return of capital) to Class A limited partners as follows:

                                             Distributions Per
                                           $250 Class A Limited
         For the              Payment     Partner Unit (computed       Total
       Month Ended          Made During    on weighted average)    Distributions
       -----------          -----------   ----------------------   -------------

     December 31, 1997    January 1998         $   3.58            $   900,191
     January 31, 1998     February 1998            3.18                799,809
     February 28, 1998    March 1998               3.18                799,809
     March 31, 1998       April 1998                .28                 71,382
     April 30, 1998       May 1998                  .22                 55,481
     May 31, 1998         June 1998                 .18                 44,985
     June 30, 1998        July 1998                6.76              1,700,035
     July 31, 1998        August 1998              4.77              1,199,589
     August 31, 1998      September 1998            .82                205,130
     September 30, 1998   October 1998             9.86              2,479,217
     October 31, 1998     November 1998               -                      -
     November 30, 1998    December 1998             .81                202,344
                                                -------            -----------
                                                $ 33.64            $ 8,457,972
                                                =======            ===========

     Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life can only be determined after all residual cash flows (which include proceeds from the releasing and sales of equipment after initial lease terms expire) are realized at the termination of the Partnership. Total distributions declared and paid to Class A limited partners were $67,529,938 from the inception of the Partnership through December 31, 1998.

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

     The Partnership declared a final distribution in December 1998. In calculating the amount of such final distribution, the General Partner considered the current as well as contingent liabilities incidental to the liquidation of the Partnership, all of which are set forth in the audited financial statements contained herein.

     During 1997, the Partnership made twelve (12) monthly distributions (a portion of which constituted a return of capital) to Class A limited partners as follows:


                                            Distributions Per
                                          $250 Class A Limited
         For the             Payment      Partner Unit (computed      Total
        Month Ended        Made During     on weighted average)    Distributions
        -----------        -----------    ----------------------   -------------

     December 31, 1996    January 1997          $  3.98            $ 1,000,571
     January 31, 1997     February 1997            2.78                699,833
     February 28, 1997    March 1997               2.38                599,857
     March 31, 1997       April 1997               3.18                800,310
     April 30, 1997       May 1997                 3.18                799,707
     May 31, 1997         June 1997                2.82                709,740
     June 30, 1997        July 1997                2.82                710,552
     July 31, 1997        August 1997              2.82                709,740
     August 31, 1997      September 1997           1.19                300,018
     September 30, 1997   October 1997             1.19                300,241
     October 31, 1997     November 1997            1.19                299,928
     November 30, 1997    December 1997            1.99                499,881
                                                -------            -----------

                                                $ 29.52            $ 7,430,378
                                                =======            ===========

     The following represents annual cumulative distributions per Class A limited partner unit, as described in note 1 to Notes to Financial Statements.

Item 5.   Market for the  Partnership's  Common  Equity and Related  Stockholder
          ----------------------------------------------------------------------
          Matters, continued
          -------

(c)  Distributions, continued
     -------------

                              Distribution Amount             Distribution %
                               per $250 Class A              per $250 Class A
                              Limited Partner Unit         Limited Partner Unit
         Payment                (computed on                  (computed on
        Made During            weighted average)           weighted average) (1)
        -----------           --------------------         ---------------------

          1990                   $  27.50                         12%
          1991                      30.00                         12%
          1992                      30.00                         12%
          1993                      32.10                         13%
          1994                      32.46                         13%
          1995                      32.46                         13%
          1996                      42.17                         17%
          1997                      29.52                         12%
          1998                      33.64                         13%
                                 --------
                                 $ 289.85
                                 ========

          (1) Cumulative distributions, as described in note 1 to Notes to Consolidated Financial Statements, began February 1990.

Item 6.   Selected Financial Data
          -----------------------

The following selected financial data relates to the years ended December 31, 1994 through 1998. The data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing with Item 8 herein.

                                                    1998            1997            1996           1995           1994
                                                    ----            ----            ----           ----           ----

Total revenue                                   $ 1,512,345     $ 7,673,132*    $11,319,825    $15,975,029    $20,833,137
Net income (loss)                                  (211,615)      2,056,120*      2,239,112      2,943,220      2,793,164
Net income (loss) per weighted average
  Class A limited partner unit outstanding            (2.18)           6.34*           6.23           9.24           8.67
Total assets                                        798,707      12,091,018      22,981,183     37,516,977     53,791,269
Discounted lease rentals                                  -           7,835       4,363,104      9,146,266     20,324,037
Financed operating lease rentals                          -       1,123,270       1,329,087      1,594,646              -
Distributions declared to partners                8,392,439       8,281,136      12,106,228      9,276,551      9,286,099
Distributions declared to Class A limited
  partners per weighted average
  Class A limited partner unit outstanding            30.07           29.14           42.17          32.46          32.46


          *as restated -see Note 1 to the Partnership's financial statements

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations
          ---------------------

I.    Results of Operations
      ---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of operations categories and analyses of changes in those condensed categories derived from the Statements of Operations:

                                         Years Ended December 31,                  Years Ended December 31,
                                        -------------------------                 ---------------------------
                                           1998         1997          Change         1998            1997          Change
                                        ----------   -----------   ------------   -----------     -----------    -----------

Leasing margin                          $  314,283   $ 2,716,704   $ (2,402,421)  $ 2,716,704     $ 3,064,878    $ (348,174)
Equipment sales margin                     818,235       871,137*       (52,902)      871,137*      1,350,258      (479,121)
Interest income                            104,291        75,168         29,123        75,168         188,628      (113,460)
Management fees paid to general partner    (34,133)     (425,860)       391,727      (425,860)       (702,219)      276,359
Direct services from general partner       (95,968)     (136,955)        40,987      (136,955)       (101,145)      (35,810)
General and administrative                (285,316)     (304,074)        18,758      (304,074)       (431,288)      127,214
Provision for losses                      (836,085)     (740,000)       (96,085)     (740,000)     (1,130,000)      390,000
Liquidation                               (196,922)            -       (196,922)            -               -             -
                                        ----------   -----------   ------------   -----------     -----------    ----------

Net income (loss)                       $ (211,615)  $ 2,056,120*  $ (2,267,735)  $ 2,056,120*    $ 2,239,112    $ (182,992)
                                        ==========   ===========   ===========    ===========     ===========    ==========



     (* as restated - see Note 1 to the Partnership's financial statements)


LEASING MARGIN

Leasing margin consists of the following:

                                                                          Years ended December 31,
                                                            -------------------------------------------------
                                                                 1998               1997              1996
                                                                 ----               ----              ----

Operating lease rentals                                      $   482,031        $ 5,678,596       $ 8,584,425
Direct finance lease income                                      107,788          1,048,231         1,196,514
Depreciation                                                    (234,754)        (3,760,718)       (6,124,604)
Interest expense on discounted lease rentals                         (28)          (193,516)         (501,872)
Interest expense on financed operating lease receivables         (40,754)           (55,889)          (89,585)
                                                             -----------        -----------       -----------

  Leasing margin                                             $   314,283        $ 2,716,704       $ 3,064,878
                                                             ===========        ===========       ===========

  Leasing margin ratio                                                53%                40%               31%
                                                             ===========        ===========       ===========



The Partnership is in its liquidation stage as defined in the Partnership Agreement. During 1997, the Partnership sold a substantial portion of its assets. During 1998, the Partnership liquidated its remaining equipment. As a result, both the size of the Partnership's leasing portfolio and the amount of leasing revenue declined.

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations, continued
          ---------------------

I.    Results of Operations, continued
      ---------------------

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:

                                             Years ended December 31,
                                  ----------------------------------------------
                                       1998            1997             1996
                                       ----            ----             ----

Equipment sales revenue           $  2,248,520    $ 11,670,273*    $  4,868,827
Cost of equipment sales             (1,430,285)    (10,799,136)      (3,518,569)
                                  ------------    ------------     ------------
Equipment sales margin            $    818,235    $    871,137*    $  1,350,258
                                  ============    ============     ============

* as restated - see Note 1 to the Partnership's financial statements

The Partnership liquidated effective December 31, 1998. During 1998, all remaining equipment was sold to either the original lessee or third parties.

INTEREST INCOME

Interest income increased in 1998 compared to 1997 due to the investment of cash held for the final distribution to the limited partners.

Interest income decreased in 1997 compared to 1996 due to a decrease in cash available for investment as the Partnership was in its liquidation stage and therefore, distributing excess cash to the partners.

MANAGEMENT FEES PAID TO GENERAL PARTNER

The general partner earns management fees as compensation for services performed in connection with managing the Partnership's equipment equal to the lesser of
(a) 5% of gross rentals received (limited to 2% of gross rentals received in the case of full payout leases) or (b) the fee which the general partner reasonably believes to be competitive with that which would be charged by a non-affiliate for rendering comparable services as permitted under the Partnership Agreement. Management fees decreased in 1998 and 1997 compared to 1996 due to portfolio runoff resulting in lower gross rentals received by the Partnership.

DIRECT SERVICES FROM GENERAL PARTNER

The general partner and its affiliates provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. Direct services from general partner decreased in 1998 compared to 1997 primarily due to the decrease in the size of the portfolio. Direct services from general partner increased in 1997 compared to 1996 primarily due to activities associated with liquidating the Partnership's assets.

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations, continued
          ---------------------

I.    Results of Operations, continued
      ---------------------

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased in 1998 compared to 1997 due to a decrease in costs associated with the remarketing of equipment returned to the Partnership at lease maturity. The decrease from 1996 to 1997 is primarily attributable to a reimbursement to the general partner recorded in 1996 for prior years insurance costs in the amount of $104,027.

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

The provision for losses recorded during 1998 and 1997 were primarily related to lessees returning equipment to the Partnership. For the year ended December 31, 1998, the Partnership recorded a loss of $500,000 on mining and transportation equipment and office furniture, fixtures and equipment held for sale or re-lease. The Partnership had previously expected to realize the carrying value of the equipment through lease renewal and proceeds from the sales of equipment to the original lessees. The fair market value of the equipment sold to third parties was less than anticipated. In addition, the Partnership recorded a provision for bad debt in the amount of $269,000 related to the equipment sales receivable balance at December 31, 1998. Current liabilities and estimated contingent liabilities for wrap-up of the dissolution of the partnership are covered by the remaining cash and accounts receivable balances.

For 1997, the Partnership recorded losses of $625,000 on certain mining, manufacturing and computer equipment held for sale or re-lease.

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

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations, continued
          ---------------------

I.    Results of Operations, continued
      ---------------------

PROVISION FOR LOSSES, continued

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

*    $320,000 related to bankrupt lessees.

LIQUIDATION EXPENSES

All anticipated liquidation expenses were accrued at December 31, 1998. In estimating the amount of such liquidation expenses, the General Partner considered the current as well as contingent liabilities incidental to the liquidation of the Partnership.


II.   Liquidity and Capital Resources
      -------------------------------

During 1998, 1997 and 1996, the Partnership declared distributions to the partners of $8,392,439, $8,281,136 and $12,106,228, respectively. A portion of such distributions constituted a return of capital for accounting purposes. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a Partnership which exceeds its net income for the fiscal period may be deemed a return of capital. However, the total percentage of a partnership's return on capital over its life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sales of equipment after initial lease terms expire) have been realized at the termination of the Partnership .

The Partnership liquidated (as defined in the Partnership Agreement) and a final distribution was issued in December 1998. The general partner anticipates that the cash and accounts receivable at December 31, 1998 are sufficient to satisfy the Partnership's remaining liabilities. Excess cash remaining after settlement of liabilities, if any, will be distributed to the partners in accordance with the Partnership Agreement.

The Class B limited partner distributions of cash from operations are subordinated to the Class A limited partners receiving cumulative distributions of cash from operations, as scheduled in the Partnership Agreement (i.e., 13%). Cumulative Class B distributions accrued since August 1997, in the amount of $710,813, were paid in October 1998 as the cash available for distribution was sufficient to cover the cumulative Class A limited partner distributions payable. No further Class B distributions will be paid by the Partnership.

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations, continued
          ---------------------

II.  Liquidity and Capital Resources, continued

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

III.  New Accounting Pronouncements
      -----------------------------

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 provides guidance for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports of public companies. An operating segment is defined as a component of a business that engages in business activities from which it may earn revenue and incur expenses, a component whose operating results are regularly reviewed by the company's chief operating decision maker, and a component for which discrete financial information is available. Statement 131 establishes quantitative thresholds for determining operating segments of a company. Statement 131 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Partnership adopted Statement 131 in the first quarter of 1998. Since the Partnership operates in a single business segment, the adoption did not have an impact on its financial reporting.

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations, continued
          ---------------------

III.  New Accounting Pronouncements, continued
      -----------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Statement 133 is effective for fiscal years beginning after June 15, 1999, with earlier application permitted. Statement 133 will have no effect on the Partnership's financial reporting.

IV.   "Safe Harbor" Statement Under the Private Securities Litigation Reform Act
      --------------------------------------------------------------------------
      of 1995
      -------

The statements contained in this report which are not historical facts may be deemed to contain forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties, and are subject to factors that could cause actual future results to differ both adversely and materially from currently anticipated results, including, without limitation; the level of lease acquisitions; realization of residual values; customer credit risk; competition from other lessors, specialty finance lenders or banks; and the availability and cost of financing sources. Certain specific risks associated with particular aspects of the Partnership's business are discussed in detail throughout Parts I and II when and where applicable.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

The partnership was legally dissolved as of December 31, 1998 and all assets and liabilities were stated at anticipated liquidation value. Consequently, the partnership has no market risk exposure.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

          Index to Financial Statements and
          Financial Statement Schedule

                                                                           Page
                                                                          Number
          Financial Statements                                            ------
          --------------------

             Independent Auditors' Report                                   13

             Balance Sheets as of December 31, 1998 and 1997                14

             Statements of Operations for the years ended
             December 31, 1998, 1997 and 1996                               15

             Statements of Partners' Capital for the years
             ended December 31, 1998, 1997 and 1996                         16

             Statements of Cash Flows for the years
             ended December 31, 1998, 1997 and 1996                         17

             Notes to Financial Statements                                 18-28


          Financial Statement Schedule
          ----------------------------

             Independent Auditors' Report                                   29

             Schedule II - Valuation and Qualifying Accounts                30

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




THE PARTNERS
CAPITAL PREFERRED YIELD FUND,
    A CALIFORNIA LIMITED PARTNERSHIP:

We have audited the accompanying balance sheets of Capital Preferred Yield Fund, a California limited partnership, as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1, the Partnership is in the liquidation stage, whereby all assets are expected to be liquidated during 1999 and all cash distributed to the partners, after satisfaction of liabilities.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Preferred Yield Fund as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                  /s/KPMG LLP
                                  --------------------
                                  KPMG LLP


Denver, Colorado
February 22, 1999

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                                 BALANCE SHEETS
                           December 31, 1998 and 1997

                                     ASSETS

                                                           1998          1997*
                                                           ----          ----

Cash and cash equivalents                              $   565,713   $ 2,839,510
Accounts receivable, net                                   232,994     7,059,347
Equipment held for sale or re-lease                              -       887,865
Net investment in direct finance leases                          -       229,696
Leased equipment, net                                            -     1,074,600
                                                       -----------   -----------

     Total assets                                      $   798,707   $12,091,018
                                                       ===========   ===========

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Payables to affiliates                               $       177   $    44,916
  Accounts payable and accrued liabilities                 788,945       905,979
  Rents received in advance                                      -       162,931
  Distributions payable to partners                          9,585     1,241,334
  Discounted lease rentals                                       -         7,835
  Financed operating lease rentals                               -     1,123,270
                                                       -----------   -----------

     Total liabilities                                     798,707     3,486,265
                                                       -----------   -----------

Partners' capital:
  General partner                                                -             -
  Limited partners:
    Class A 360,000 units authorized; 251,328 and
      251,388 units issued and outstanding in 1998
      and 1997, respectively                                     -     6,439,272
    Class B                                                      -     2,165,481
                                                       -----------   -----------

     Total partners' capital                                     -     8,604,753
                                                       -----------   -----------

     Total liabilities and partners' capital           $   798,707   $12,091,018
                                                       ===========   ===========


*    As restated - See Note 1 to the Partnership's Financial Statements

                 See accompanying notes to financial statements.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                  Years ended December 31, 1998, 1997 and 1996


                                                        1998            1997*           1996
                                                        ----            ----            ----
REVENUE:
  Operating lease rentals                           $   482,031     $ 5,678,596      $ 8,584,425
  Direct finance lease income                           107,788       1,048,231        1,196,514
  Equipment sales margin                                818,235         871,137        1,350,258
  Interest income                                       104,291          75,168          188,628
                                                    -----------     -----------      -----------

     Total revenue                                    1,512,345       7,673,132       11,319,825
                                                    -----------     -----------      -----------

EXPENSES:
  Depreciation                                          234,754       3,760,718        6,124,604
  Interest on discounted lease rentals                       28         193,516          501,872
  Interest on financed operating lease receivables       40,754          55,889           89,585
  Management fees paid to general partner                34,133         425,860          702,219
  Provision for losses                                  836,085         740,000        1,130,000
  Direct services from general partner                   95,968         136,955          101,145
  General and administrative                            285,316         304,074          431,288
  Liquidation                                           196,922               -                -
                                                    -----------     -----------      -----------

     Total expenses                                   1,723,960       5,617,012        9,080,713
                                                    -----------     -----------      -----------

NET INCOME (LOSS)                                   $  (211,615)    $ 2,056,120      $ 2,239,112
                                                    ===========     ===========      ===========

NET INCOME (LOSS) ALLOCATED:
  To the general partner                            $   377,708     $   341,070      $   544,780
  To the Class A limited partners                      (547,940)      1,594,532        1,575,257
  To the Class B limited partner                        (41,383)        120,518          119,075
                                                    -----------     -----------      -----------
                                                    $  (211,615)    $ 2,056,120      $ 2,239,112
                                                    ===========     ===========      ===========
Net income (loss) per weighted average Class A
  limited partner unit outstanding                  $     (2.18)    $      6.34      $      6.23
                                                    ===========     ===========      ===========

Weighted average Class A limited
  partner units outstanding                             251,355         251,556          252,689
                                                    ===========     ===========      ===========




*    As restated - See Note 1 to the Partnership's Financial Statements

                 See accompanying notes to financial statements.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                         STATEMENTS OF PARTNERS' CAPITAL
                  Years ended December 31, 1998, 1997 and 1996

                                                      Class A
                                                      Limited       Class A         Class B
                                         General      Partner       Limited         Limited
                                         Partner       Units        Partners        Partner           Total
                                         -------      -------       --------        -------           -----

Partners' capital, January 1, 1996     $        -     253,664    $ 21,715,744    $  3,136,081    $ 24,851,825

Redemptions                                     -      (1,617)       (130,788)              -        (130,788)
Net income                                544,780           -       1,575,257         119,075       2,239,112
Distributions declared to partners       (544,780)          -     (10,960,525)       (600,923)    (12,106,228)
                                       ----------    --------    ------------    ------------    ------------

Partners' capital, December 31, 1996            -     252,047      12,199,688       2,654,233      14,853,921

Redemptions                                     -        (659)        (24,152)              -         (24,152)
Net income*                               341,070           -       1,594,532         120,518       2,056,120
Distributions declared to partners       (341,070)          -      (7,330,796)       (609,270)     (8,281,136)
                                       ----------    --------    ------------    ------------    ------------

Partners' capital,
     December 31, 1997*                         -     251,388       6,439,272       2,165,481       8,604,753

Redemptions                                     -         (60)           (699)              -            (699)
Adjustments                                     -           -       1,667,147      (1,667,147)              -
Net income (loss)                         377,708           -        (547,940)        (41,383)       (211,615)
Distributions declared to partners       (377,708)          -      (7,557,780)       (456,951)     (8,392,439)
                                       ----------    --------    ------------    ------------    ------------

Partners' capital,
     December 31, 1998                 $        -     251,328    $          -    $          -    $          -
                                       ==========    ========    ============    ============    ============








*    As restated - See Note 1 to the Partnership's Financial Statements

                 See accompanying notes to financial statements.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership
                            STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1998, 1997 and 1996


                                                                       1998             1997*           1996
                                                                       ----             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $   (211,615)    $  2,056,120     $  2,239,112
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation                                                       234,754        3,760,718        6,124,604
    Provision for losses                                               836,085          740,000        1,130,000
    Cost of equipment sales                                          1,430,285       10,799,136        3,474,892
    Recovery of investment in direct finance leases                    164,295        2,095,063        2,955,733
    Changes in assets and liabilities:
      Decrease (increase) in accounts receivable, net                6,353,095       (6,087,949)         296,759
      Decrease in payables to affiliates                               (44,739)         (20,454)         (55,695)
      Increase (decrease) in accounts payable
        and accrued liabilities                                       (117,034)          84,188          234,392
      Decrease in rents received in advance                           (162,931)         (67,570)         (29,893)
                                                                  ------------     ------------     ------------

Net cash provided by operating activities                            8,482,195       13,359,252       16,369,904
                                                                  ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment on operating leases from affiliate                  -                -       (1,142,624)
  Investment in direct finance leases, acquired from affiliate               -                -         (123,945)
                                                                  ------------     ------------     ------------

Net cash used in investing activities                                        -                -       (1,266,569)
                                                                  ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on discounted lease rentals                        (7,835)      (4,432,906)      (4,876,162)
  Principal payments on financed operating lease rentals            (1,123,270)        (377,585)        (172,559)
  Distributions to partners                                         (9,624,188)      (8,357,211)     (11,744,201)
  Redemptions of Class  A limited partner units                           (699)         (24,152)        (130,788)
                                                                  ------------     ------------     ------------

Net cash used in financing activities                              (10,755,992)     (13,191,854)     (16,923,710)
                                                                  ------------     ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (2,273,797)         167,398       (1,820,375)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       2,839,510        2,672,112        4,492,487
                                                                  ------------     ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $    565,713     $  2,839,510     $  2,672,112
                                                                  ============     ============     ============

Supplemental disclosure of cash flow information:
  Interest paid on discounted lease rentals                       $         28     $    193,516     $    501,872
  Interest paid on financed operating lease receivables                 40,754           55,889           89,585




*    As restated - See Note 1 to the Partnership's Financial Statements

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

     The Partnership is in its liquidation stage, as defined in the Partnership Agreement. During 1997, the Partnership sold a substantial portion of its assets, and all remaining equipment was sold during 1998. A final distribution was declared to the partners in accordance with the liquidation provisions in the Partnership Agreement in December 1998. It is the intent of the general partner to collect the remaining receivables and settle all liabilities during 1999. Excess cash remaining after settlement of liabilities, if any, will be distributed to the Partners in accordance with the Partnership Agreement. The Partnership was legally dissolved on December 31, 1998.

     CAII is the Class B limited partner. CAII contributed $5,538,805 of equipment to the Partnership in exchange for its Class B limited partnership interest, which represented 10% of the net offering proceeds. CAII has no remaining obligation to contribute cash and/or equipment to the Partnership.

     RESTATEMENT

     During December 1997, the Partnership sold a substantial portion of its assets. Due to a mathematical error in the calculation of sales proceeds, the total sales proceeds placed in escrow exceeded the ultimate obligation of the buyer by approximately $520,000, resulting in an overstatement of equipment sales margin for the year ended December 31, 1997 by such amount. The accompanying 1997 financial statements have been restated for the correction of this error. The following table summarizes the restatement impact on total partners' capital, net income and net income per weighted average Class A Limited Partner Unit as of and for the year ended December 31, 1997.

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

     RESTATEMENT, continued

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

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued

1.   Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------

     PARTNERSHIP  CASH   DISTRIBUTIONS  AND  ALLOCATIONS  OF  PROFIT  AND  LOSS,
     continued

     Cash Distributions, continued
     ------------------

     During the Liquidation Stage, as defined in the Partnership Agreement, cash distributions were made as follows:

          First, in accordance with the first and second allocations during the Reinvestment Period as described above.

          Second, 95.5% to the Class A limited partners and 4.5% to the general partner, until the Class A limited partners received aggregate distributions from all sources equal to their capital contributions plus their Priority Return, as defined in the Partnership Agreement.

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

     Federal Income Tax Basis Profits and Losses
     -------------------------------------------

     Profits for any fiscal period were allocated according to the following provisions:

          First, profit was allocated to the partners in proportion to, and to the extent of, any excess losses allocated to the partners as described in the Partnership Agreement.

          Second, any remaining profit was allocated to the partners in proportion to, and to the extent of, all losses allocated to the partners for all prior fiscal periods in reverse chronological order.

          Third, any remaining profit was allocated 85.5% to the Class A limited partners, 10% to the Class B limited partner, and 4.5% to the general partner, until the Class A limited partners were allocated an amount equal in the aggregate to the greater of (i) a 10% annual cumulative return, non-compounded, or (ii) a 9% annual cumulative return compounded daily on the Class A limited partners' adjusted purchase price of units, calculated from the first day of the month following the month each Class A limited partner (or a predecessor) was admitted to the Partnership.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued

1.   Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------

     PARTNERSHIP  CASH   DISTRIBUTIONS  AND  ALLOCATIONS  OF  PROFIT  AND  LOSS,
     continued

     Federal Income Tax Basis Profits and Losses, continued
     -------------------------------------------

          Fourth, any remaining profit was allocated 10% to the Class A limited partners, 4.5% to the general partner, and 85.5% to the Class B limited partner until the Class B limited partner was allocated an amount equal to a 9% annual cumulative return compounded daily on the Class B limited partner's unreturned subordinated capital contribution calculated from the first day of the month following the month in which any subordinated capital contribution is first made.

          Fifth, any remaining profit was allocated 90% to the Class A limited partners and Class B limited partner (and among them in proportion to their respective capital contributions) and 10% to the general partner.

     Losses for any fiscal period were allocated according to the following priorities:

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

     Financial Reporting - Profits and Losses
     ----------------------------------------

     For financial reporting purposes, net income was allocated to the partners in a manner consistent with the allocation of cash distributions.


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

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 provides guidance for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports of public companies. An operating segment is defined as a component of a business that engages in business activities from which it may earn revenue and incur expenses, a component whose operating results are regularly reviewed by the company's chief operating decision maker, and a component for which discrete financial information is available. Statement 131 establishes quantitative thresholds for determining operating segments of a company. Statement 131 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Partnership adopted Statement 131 in the first quarter of 1998. Since the Partnership operates in a single business segment, the adoption did not have an impact on its financial reporting.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Statement 133 is effective for fiscal years beginning after June 15, 1999, with earlier application permitted. Statement 133 will have no effect on the Partnership's financial reporting.

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued

1.   Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------

     LONG-LIVED ASSETS

     The Partnership accounts for long-lived assets under the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets, including equipment subject to operating leases and certain identifiable intangibles to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future net cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets, including equipment subject to operating leases and identifiable intangibles held by the Partnership, is based on the fair value of the asset. The fair value of the asset may be calculated by discounting the expected future net cash flows at an appropriate interest rate.

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

     NET INVESTMENT IN DIRECT FINANCE LEASES ("DFLS")

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

     EQUIPMENT ON OPERATING LEASES ("OLS")

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

     NON-RECOURSE DISCOUNTING OF RENTALS

     The Partnership may assign the future rentals from leases to financial institutions, or acquire leases subject to such assignments, at fixed interest rates on a non-recourse basis. In return for such assigned future rentals, the Partnership receives the discounted value of the rentals in cash. In the event of default by a lessee, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Partnership. Cash proceeds from such financings, or the assumption of such financings, are recorded on the balance sheet as discounted lease rentals. As lessees make payments to financial institu tions, leasing revenue and interest expense are recorded.

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

     CASH EQUIVALENTS

     The Partnership considers short-term, highly liquid investments that are readily convertible to known amounts of cash to be cash equivalents. Cash equivalents of $2,776,000 at December 31, 1997, are comprised of investments in a money market fund which invests solely in U.S. Government securities having maturities of 90 days or less.

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

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued

2.   Net Investment in Direct Finance Leases
     ---------------------------------------

     The components of the net investment in direct finance leases as of December 31, 1997 were:

                                                                         1997
                                                                         ----

     Minimum lease payments receivable                                $  58,429
     Estimated residual values                                          195,418
     Deferred initial leasing costs, net                                  1,873
     Less unearned income                                               (26,024)
                                                                      ---------
                                                                      $ 229,696
                                                                      =========

3.   Leased Equipment
     ----------------

     The Partnership's investments in equipment on operating leases by major classes as of December 31, 1997 were:

                                                                        1997
                                                                        ----

     Transportation and industrial equipment                       $  2,796,018
     Computers and peripherals                                          822,667
     Office furniture and equipment                                   1,689,361
     Medical and research equipment                                     377,503
     Other                                                               60,350
                                                                   ------------
         Total                                                        5,745,899
     Less:
       Accumulated depreciation                                      (4,593,820)
       Allowance for losses                                             (77,479)
                                                                   ------------
                                                                   $  1,074,600
                                                                   ============

     Depreciation expense for 1998, 1997 and 1996 was $234,754,  $3,760,718 and,
     $6,124,604, respectively.

4.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     Maximum Front-end Fee
     ---------------------

     Pursuant to the Partnership Agreement, the total of all front-end fees (sales commissions, organization and offering costs, acquisition fees and reimbursements and initial leasing costs) may not exceed an amount which would cause the Partnership's investment in equipment (total cost of equipment excluding front-end fees) to be less than the greater of (1) a percentage amount of total Class A limited partners' capital contributions equal to 80% minus .0625% for each 1% of the aggregate purchase price of

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued


4.   Transactions With the General Partner and Affiliates, continued
     ----------------------------------------------------

     Maximum Front-end Fee, continued
     --------------------------------

     equipment that is borrowed by the Partnership (determined by dividing the principal amount of all such indebtedness incurred by the Partnership by the aggregate purchase price of the equipment) or (2) 75% of the total Class A limited partners capital contributions. The maximum fee was reached in July 1993. Equipment purchases after July 1993 did not include any acquisition fees, reimbursements or initial lease cost payments to the general partner.

     Management Fees
     ---------------

     As permitted under the terms of the Partnership Agreement, the general partner receives management fees as compensation for services performed in connection with managing the Partnership's equipment equal to the lesser of
     (a) 5% of gross rentals received (limited to 2% of gross rentals received in the case of full payout leases) or (b) the fee which the general partner reasonably believes to be competitive with that which would be charged by a non-affiliate for rendering comparable services. Such fees totaled $34,133, $425,860 and $702,219 in 1998, 1997 and 1996, respectively.

     Direct Services
     ---------------

     The general partner and its affiliates provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. Such reimbursements totaled $95,968, $136,955 and 101,145 in 1998, 1997 and 1996, respectively.

5.   Tax Information (Unaudited)
     ---------------

     The following reconciles net income for financial reporting purposes to income for federal income tax purposes for the years ended December 31,:



                                                                      1998             1997             1996
                                                                      ----             ----             ----

     Net income per financial statements                          $  (211,615)     $ 2,056,120      $ 2,239,112
     Differences due to:
       Direct finance leases                                          163,833        2,090,563        2,949,142
       Depreciation                                                  (707,805)        (455,865)      (2,802,075)
       Provision for losses                                           836,085          740,000        1,130,000
       Gain (loss) on sale of equipment                            (4,445,445)       3,022,140       (2,624,981)
       Other                                                           36,245         (131,242)         302,689
                                                                  -----------      -----------      -----------
     Partnership income (loss) for federal income tax purposes    $(4,328,702)     $ 7,321,716      $ 1,193,887
                                                                  ===========      ===========      ===========


                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS, continued

5.   Tax Information (Unaudited), continued
     ---------------

     As  of  December  31,  1998,  the  partners'   capital   accounts  per  the
     accompanying financial statements and for federal income tax purposes were $0.

6.   Concentration of Credit Risk
     ----------------------------

     The Partnership's cash balance is maintained with a high credit quality financial institution. At times such balances may exceed the FDIC insurance limit due to the receipt of lockbox amounts that have not cleared the presentment bank (generally for less than two days).

     The Partnership leased equipment to a significant number of lessees. Two lessees and their affiliates accounted for approximately 20% ($578,932) and 10% ($297,550) of total leasing and remarketing revenue of the Partnership during 1998.

7.   Disclosures about Fair Value of Financial Instruments
     -----------------------------------------------------

     Statement of Financial Standards No. 107, Disclosures about Fair Value of Financial Instruments specifically excludes certain items from its disclosure requirements such as the Partnership's investment in leased assets. The carrying amounts at December 31, 1998 for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, payables to affiliates and distributions payable to partners approximate their fair values due to the short maturity of these instruments.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



THE PARTNERS
CAPITAL PREFERRED YIELD FUND,
    A CALIFORNIA LIMITED PARTNERSHIP:

Under date of February 22, 1999, we reported on the balance sheets of Capital Preferred Yield Fund, a California limited partnership, as of December 31, 1998 and 1997, and the related statements of operations income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the Partnership's annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement Schedule II, as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                  /s/KPMG LLP
                                  --------------------
                                  KPMG LLP


Denver, Colorado
February 22, 1999

                          CAPITAL PREFERRED YIELD FUND
                        A California Limited Partnership

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              for the years ended December 31, 1998, 1997 and 1996

COLUMN A                     COLUMN B    COLUMN C     COLUMN D        COLUMN E
--------                    ----------  ----------   ----------       --------
                            Balance at   Additions                    Balance
                            Beginning   Charged to                    at End
Classification               of Year     Expenses    Deductions       of Year
--------------              ----------  ----------   ----------       --------

        1998
-----------------------

Allowance for losses:
  Accounts receivable      $  12,000    $   269,441   $        60    $ 281,501
  Equipment on leases         77,479        566,644      (644,123)           -
                           ---------    -----------    -----------   ---------

     Totals                $  89,479    $   836,085   $  (644,063)   $ 281,501
                           =========    ===========    ===========   =========

        1997
-----------------------

Allowance for losses:
  Accounts receivable      $   5,000    $     7,000   $        -     $  12,000
  Equipment on leases        242,760        740,000      (905,281)      77,479
                           ---------    -----------   -----------    ---------

     Totals                $ 247,760    $   747,000   $  (905,281)   $  89,479
                           =========    ===========   ===========    =========


        1996
-----------------------

Allowance for losses:
  Accounts receivable      $   5,000    $         -   $         -    $   5,000
  Equipment on leases        673,003      1,130,000    (1,560,243)     242,760
                           ---------    -----------    -----------   ---------

     Totals                $ 678,003    $ 1,130,000   $(1,560,243)   $ 247,760
                           =========    ===========    ===========   =========





(1) Represents charge-offs against allowance and recoveries.


                 See ac companying independent auditors' report.

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

None

Item 10.  Directors and Executive Officers of the Partnership
          ---------------------------------------------------

The Partnership has no officers and directors. The general partner manages and controls the affairs of the Partnership and has general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the general partner is as follows:

                         CAI Partners Management Company

           Name                              Positions Held
           ----                              --------------

     John F. Olmstead           President and Director

     Anthony M. DiPaolo         Senior  Vice  President, Principal Financial and
                                Chief Administrative Officer and Director


     Richard H. Abernethy       Vice President and Director

     Joseph F. Bukofski         Vice President, Assistant Secretary and Director

     Robert A. Golden           Director

     Mick Myers                 Director

     Ann Danielson              Assistant Vice President

     David J. Anderson          Chief Accounting Officer and Secretary

JOHN F. OLMSTEAD, age 54, joined CAII as Vice President in December, 1988, is a Senior Vice President of CAI and CAII and is head of CAII's Public Equity division. He has served as Chairman of the Board for Neo-kam Industries, Inc., Matchless Metal Polish Company, Inc. and ACL, Inc. for more than 5 years. He has over 20 years of experience holding various positions of responsibility in the leasing industry. Mr. Olmstead holds a Bachelor of Science degree from Indiana University and a Juris Doctorate degree from Indiana Law School.

ANTHONY M. DIPAOLO, age 40, joined CAII in July 1990 as Assistant Treasurer and is currently Senior Vice President-Chief Financial Officer. He also held the positions of Senior Vice President-Controller and Assistant Vice President-Credit Administration for the Company. Mr. DiPaolo has held similar senior financial management positions with two public companies between 1986 and June 1990, and prior to then was an audit manager for the public accounting firm of Coopers & Lybrand. Mr. DiPaolo holds a Bachelor of Science degree in Accounting from the University of Denver.

RICHARD H. ABERNETHY, age 45, joined CAII in April 1992 as Equipment Valuation Manager and currently serves as Vice President of Portfolio Management. Mr. Abernethy has thirteen years experience in the leasing industry, including prior positions with Barclays Leasing Inc., from November 1986 to February 1992, and Budd Leasing Corporation, from January 1981 to November 1986. Mr. Abernethy holds a Bachelor of Arts in Business Administration from the University of North Carolina at Charlotte.

          ---------------------------------------------------

JOSEPH F. BUKOFSKI, age 43, joined CAII in June 1990 as a Financial Analyst. Mr. Bukofski is currently the Vice President-Pricing. Prior to joining the Marketing Department, Mr. Bukofski was Assistant Vice President and Controller. Prior to joining the Company, he was a geologist with Barringer Geoservices, Inc. for eleven years. Mr. Bukofski holds a Bachelor of Science degree in Secondary Education - Earth Science from Bloomsburg University and a Masters of Science in Accounting from the University of Colorado.

ROBERT A. GOLDEN, age 53, is Vice President and the National Sales Manager of the Company. Mr. Golden joined the Company in 1993 as a Branch Manager. He was promoted to his current position in September 1994. Prior to joining the Company, he was an Executive Vice President with the U.S. Funds Group, President of BoCon Capital Group and Vice President with Ellco/GE Capital for fifteen years. Mr. Golden is an officer, but not a director, of CAII.

MICK MYERS, age 41, joined CAI in February 1992 as a Senior Portfolio Manager. Currently he is Assistant Vice President of Asset Management. Mr. Myers has nine years experience in the leasing industry. Previously, he has held the position of Senior End of Lease Negotiator with ELLCO/GE Capital. Mr. Myers holds a Bachelor of Science degree from the University of Wyoming.

ANN E. DANIELSON, age 35, joined CAII in February 1990 and is currently Assistant Vice President, Assistant Treasurer and is responsible for the Company's cash management and collections functions. Prior to joining the Company, she was with U.S. West financial Services and Coopers & Lybrand. Ms. Danielson holds a Bachelor of Arts Degree from the University of Northern Iowa.

DAVID J. ANDERSON, age 46, joined CAII in August 1990 as Manager of Billing & Collections and currently serves as Assistant Vice-President/Assistant Controller. Prior to joining CAII, Mr. Anderson was Vice- President/Controller for Systems Marketing, Inc., from 1985 to 1990, and previous to that worked in several senior staff positions at the Los Alamos National Laboratory and with Ernst & Whinney. Mr. Anderson holds a Bachelor of Business Administration degree in Accounting from the University of Wisconsin.

Item 11.  Executive Compensation
          ----------------------

No compensation was paid by the Partnership to the officers and directors of the general partner. See Item 13 of this Report, "Certain Relationships and Related Transactions", for a description of the compensation and fees paid to the general partner and its affiliates by the Partnership during 1998.

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

Item 12.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management,
          ----------------------------------------------------------------------
          continued

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

          General Partner
          ---------------

          CAI Partners Management Company
          7175 West Jefferson Avenue
          Suite 4000
          Lakewood, Colorado 80235

          Class B Limited Partner
          -----------------------

          Capital Associates International, Inc.
          7175 West Jefferson Avenue
          Suite 4000
          Lakewood, Colorado 80235

     (b) No directors or officers of the general partner or the Class B limited partner owned any Class A limited partner units as of December 31, 1998.

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

Following is a summary of the amounts paid or payable to the general partner and its affiliates during 1998:

Management Fees
---------------

The general partner receives a monthly fee as compensation for services rendered in connection with managing the Partnership's equipment in an amount equal to the lesser of (i) 5% of gross rentals received by the Partnership (but limited to 2% of gross rentals received in the case of full payout leases), or (ii) the fee which the general partner reasonably believes to be competitive with that which would be charged by a non-affiliate for rendering comparable services. Management fees of $34,133 were earned by the general partner during 1998.

          ----------------------------------------------

Accountable General and Administrative Expenses
-----------------------------------------------

The general partner is entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the Partnership's operations. Such reimbursable expenses amounted to $95,968 during 1998.

General Partner and Class B Limited Partner Distributions
---------------------------------------------------------

Additionally, the general partner receives 4.5% of Partnership cash distributions, and is allocated certain Partnership income and gain, relating to its general partnership interest. Distributions declared and net income allocated to the general partner totaled $377,708 for 1998. Distributions declared and net loss allocated to the Class B limited partner totaled $456,951 and $41,383, respectively, for 1998.


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

     (a)
     and
     (d)  The following documents are filed as part of this Report:

          1.   Financial Statements

          2.   Financial Statement Schedule

     (b) The Partnership did not file any reports on Form 8-K during the three months ended December 31, 1998.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 1999             Capital Preferred Yield Fund,
                                   A California Limited Partnership

                                   By:  CAI Partners Management Company

                                   By:  /s/John F. Olmstead
                                        --------------------------------
                                        John F. Olmstead
                                        President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on March 30, 1999.

Signature                                   Title

/s/John F. Olmstead
--------------------------
John F. Olmstead                President and Director


/s/Anthony M. DiPaolo           Senior  Vice  President, Principal Financial and
--------------------------      Chief Administrative Officer and Director
Anthony M. DiPaolo



/s/Richard H. Abernethy
--------------------------
Richard H. Abernethy            Vice President and Director


/s/Joseph F. Bukofski
--------------------------
Joseph F. Bukofski              Vice President, Assistant Secretary and Director


/s/Robert A. Golden
--------------------------
Robert A. Golden                Director


/s/Mick Myers
--------------------------
Mick Myers                      Director


/s/Ann Danielson
--------------------------
Ann Danielson                   Assistant Vice President


/s/David J. Anderson
--------------------------
David J. Anderson               Chief Accounting Officer and Secretary